Form 10-Q
period 2010-10-31
CHINA ALUMINUM FOIL, INC.
filed 2011-01-18
CIK 1483058

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA ALUMINUM FOIL, INC.
(Exact name of registrant as specified in Charter)

Nevada	000-53890	27-1805188
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

195 Route 9 South
Suite 204
Manalapan, New Jersey 07726
 (Address of Principal Executive Offices)
 _______________

(732)409-1212
 (Issuer Telephone number)
_______________

AJ ACQUISITION CORP V, INC.
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 13, 2011: 10,100,000 shares of common stock.

CHINA ALUMINUM FOIL, INC.

FORM 10-Q

October 31, 2010

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

SIGNATURE

China Aluminum Foil, Inc.
(A Development Stage Company)

Index to Financial Statements

Contents	Page(s)

Balance Sheets at October 31, 2010 and January 31, 2010 (Unaudited)	F-1

Statements of Operations for the Three Months Ended October 31, 2010 (Unaudited)	F-2

Statements of Operations for the Nine Months Ended October 31, 2010 and for the period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended October 31, 2010 and for the period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 to F-8

CHINA ALUMINUM FOIL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	October 31, 2010	January 31, 2010
ASSETS

Current assets
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$-	$3,000

Total current liabilities	-	3,000

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Additional paid-in capital	4,900	900
Deficit accumulated during the development stage	(5,000)	(4,000)

Total stockholders’ deficit	-	(3,000)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to the financial statements

CHINA ALUMINUM FOIL, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS
(UNAUDITED)

For the Three Months Ended October 31, 2010

REVENUE	$-

OPERATING EXPENSES
General and administrative	-

Loss from operations	-

Net loss	$-

Net loss per common share – basic and diluted	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	100,000

See accompanying notes to the financial statements.

CHINA ALUMINUM FOIL, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended October 31, 2010	For the Period from January 29, 2010 (Inception) through October 31, 2010

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	-	2,500
Organization expenses	-	500
General and administrative	1,000	2,000

Loss from operations	(1,000)	(5,000)

Net loss	$(1,000)	$(5,000)

Net loss per common share – basic and diluted	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	100,000

See accompanying notes to the financial statements.

CHINA ALUMINUM FOIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 29, 2010 (Inception) through October 31, 2010
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

January 29, 2010 (Inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balances, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			4,000		4,000

Net loss				(1,000)	(1,000)

Balances, October 31, 2010	100,000	$100	$4,900	$(5,000)	$-

See accompanying notes to the financial statements.

CHINA ALUMINUM FOIL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended October 31, 2010	For the period from January 29, 2010 (Inception) through October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,000)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	1,000
Changes in operating assets and liabilities:
Accrued expenses	(3,000)	-

Net cash used in operating activities	(4,000)	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	4,000	4,000
Net cash provided by financing activities	4,000	4,000

Net change in cash during the period	-	-
Cash, beginning of the period	-	-
Cash, end of the period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	-	-

See accompanying notes to the financial statements

CHINA ALUMINUM FOIL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Nature of Operations

China Aluminum Foil, Inc. (a development stage company) (“China Aluminum” or the “Company”) was incorporated in Nevada on January 29, 2010, with an objective to acquire, or merge with, an operating business.   As of October 31, 2010, the Company had not yet commenced any operations.

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

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from January 29, 2010 (Inception) through January 31, 2010 and notes thereto contained in the Company’s Registration Statement on Form 10 as filed with the SEC on February 12, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of October 31, 2010.

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

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $5,000 at October 31, 2010, and had a net loss of $1,000 and cash used in operations of $4,000 for the nine months ended October 31, 2010, respectively with no revenues earned since inception. These conditions raise substantial doubt as to the company’s ability to continue as a going concern.

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

During the nine months ended October 31, 2010 the two shareholders of the Company contributed $4,000 for working capital purposes.

Note 5 – Related Party Transaction

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Subsequent Events

On November 1, 2010, China Aluminum Foil completed a reverse acquisition through a share exchange with Lucky Express (China) Limited, whereby China Aluminum Foil acquired 100% of the issued and outstanding common stock of Lucky Express in exchange for 10,000,000 shares of China Aluminum Foil. As a result of the reverse acquisition, Lucky Express became China Aluminum Foil’s wholly-owned subsidiary and the former shareholders of Lucky Express became controlling stockholders of China Aluminum Foil.

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

We anticipate that we will meet our ongoing cash requirements by retaining income as well as through equity or debt financing.  We plan to cooperate with various individuals and institutions to acquire the financing required to manufacture and distribute our products and anticipate this will continue until we accrue sufficient capital reserves to finance all of our expansion efforts independently.

We intend to meet our cash requirements for the next 12 months through retained earnings and a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

During November 2010, we completed a reverse merger with Lucky Express (China) Limited through a share exchange whereby China Aluminum Foil acquired 100% of the issued and outstanding common stock of Lucky Express in exchange for 10,000,000 shares of China Aluminum Foil. As a result of the reverse acquisition, Lucky Express became China Aluminum Foil’s wholly-owned subsidiary and the former shareholders of Lucky Express became controlling stockholders of China Aluminum Foil.

Results of Operation

We have not had any operating income since inception.  For the three months ended October 31, 2010 we incurred a net loss of $0 and since inception we have incurred a net loss of $5,000.  Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At October 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  However, our shareholders are under no obligation to provide such funding.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $5,000 from inception, and used $4,000 in operations for the period from January 29, 2010 (inception) to October 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

1

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

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes ” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Chuanhong Xie	President, CEO and CFO	January 18, 2011
Chuanhong Xie

4