Form 10-Q
period 2010-12-31
CHINA ALUMINUM FOIL, INC.
filed 2011-02-14
CIK 1483058

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
10,100,000 common shares issued and outstanding as of February 14, 2010

CHINA ALUMINUM FOIL, INC.

FORM 10-Q

December 31, 2010

INDEX

PART I-- FINANCIAL STATEMENTS

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T	Controls and Procedures	12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed & Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURE

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

Our unaudited interim financial statements for the six month six month period ended December 31, 2010 form part of this quarterly report. They are stated in United States Dollars ($US) and are prepared in accordance with United States generally accepted accounting principles.

China Aluminum Foil Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,399,102	$136,742
Accounts receivable	228,248	5,003,961
Advances for inventory purchase	164,716	1,412,365
Advances for services	163,884	-
Other receivables	208,881	301,113
Deferred Tax Asset - Current	236,946	-
Inventory, net	3,991,715	3,308,935
Notes receivable	92,409	214,738
Total Current Assets	7,485,901	10,377,854
Prepayments for office building	1,311,246	1,278,768
Property, plant and equipment, net	4,444,665	4,207,210
Other assets	253,559	269,759
TOTAL ASSETS	$13,495,371	$16,133,591
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$624,420	$356,216
Customer deposits	57,062	-
Accrued expenses and other liabilities	24,444	102,966
Taxes payable	126,576	62,015
Due to related parties	3,396,135	8,059,244
Total Current Liabilities	4,228,637	8,580,441
TOTAL LIABILITIES	$4,228,637	$8,580,441

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common Stock (par value $0.001 per share; 100,000,000 shares authorized; 10,100,000 and 100,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010 respectively)	10,100	100
Additional paid in capital	8,047,988	7,798,387
Retained earnings /(deficits)	535,411	(390,518)
Accumulated other comprehensive income	673,235	145,181
TOTAL SHAREHOLDERS’ EQUITY	9,266,734	7,553,150

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	13,495,371	$16,133,591

The accompanying notes are an integrated part of these consolidated financial statements

China Aluminum Foil Inc.
Consolidated Statements of Operations and Comprehensive Income
 (Stated in US dollars)

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$20,420,619	$11,436,759	$37,445,221	$18,313,528
Cost of goods sold	19,715,715	9,816,130	36,232,888	16,933,814
Gross Profit	704,904	1,620,629	1,212,133	1,379,714

Operating expenses
Selling expenses	31,809	122,108	65,827	223,185
General and administrative expenses	135,621	194,074	195,097	266,888
Total operating expenses	167,430	316,182	257,924	490,073

Income (loss) from operations	537,474	1,304,447	954,409	889,641
Interest income	403	206	700	462
Bank Charge	(83)	(345)	(1,211)	(615)

Income (loss) before income tax	537,794	1,304,308	953,898	889,488

Current Income Tax Expense	156,650	-	260,944	-
Deferred Income Tax Benefit	(129,681)	-	(233,975)	-

Net Income (Loss)	$510,825	$1,304,308	$926,929	$889,488

Other comprehensive income
Foreign currency translation adjustments	264,664	(391,108)	527,086	262,237
Total Comprehensive Income (Loss)	$775,489	$913,200	$1,454,015	$1,151,725

Earnings per share - basic and diluted	0.09	13.04	0.31	8.89
Weighted average shares outstanding - basic and diluted	5,969,565	100,000	3,034,783	100,000

The accompanying notes are an integrated part of these consolidated financial statements

China Aluminum Foil Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Six Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	926,929	$889,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation expense	171,249	144,659
Changes in operating assets and liabilities:
Accounts receivable	4,902,801	(1,068,285)
Advances to suppliers	1,121,691	(231,008)
Other receivables	99,880	(163,833)
Inventories	(598,741)	(1,431,796)
Prepaid expense	23,051	-
Deferred tax asset	(236,946)	-
Accounts payable	259,157	(604,452)
Customer deposits	57,062	(128,283)
Other payables	(78,061)	(4,608)
Taxes payable	62,986	15,417
Due to/from related party	(4,830,301)	3,542,798
CASH USED IN OPERATING ACTIVITIES	1,880,757	960,097

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,272)	(142,962)
Prepayments for office building	-	(515,898)
Note receivable	127,783	(185,554)
CASH USED IN INVESTING ACTIVITIES	117,511	(844,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	128,880	-
CASH PROVIDED IN FINANCING ACTIVITIES	128,880	-

Effect of exchange rate changes on cash and cash equivalents	135,212	34,023
NET INCREASE (DECREASE) IN CASH	2,262,360	149,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	136,742	$111,725
CASH AND CASH EQUIVALENTS AT END OF YEAR	2,399,102	$261,431

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	185,612	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest to the related party	90,515	$36,603

The accompanying notes are an integrated part of these consolidated financial statements

China Aluminum Foil, Inc.
Notes to Consolidated Financial Statements
(Stated in US dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Zhengzhou Shensheng Aluminum Foil Co., Ltd. (“Shensheng”) was incorporated on February 4, 2008 in Zhengzhou City, Henan Province, People’s Republic of China (the“PRC”) with registered capital of RMB 60 million ($8,342,255). Mr. Congfu Li is the controlling shareholder of Zhengzhou Aluminum Co., Ltd., (“Zhengzhou Aluminum”) and 100% of equity interest of Shensheng is held by Zhengzhou Aluminum. Shensheng is primarily engaged in manufacturing and sales of aluminum foils products in China. China Aluminum Foil, Inc. (“China Aluminum”, or “the Company”, formerly “AJ Acquisition Corp V, Inc.”) was incorporated in the State of Nevada on January 29, 2010. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Prior to the incorporation on February 4, 2008, Shensheng was a division of Zhengzhou Aluminum.  On January 22, 2008, the shareholders of Zhengzhou Aluminum consented to separate the division from the Group and incorporate into a new company. Zhengzhou Aluminum transferred its equipments to Shensheng and the assets transferred were recorded at historical cost as it was a transfer between entities under common control.

Lucky Express (China) Limited (“Lucky Express”) was incorporated under laws of Hong Kong, PRC, on April 22, 2010 to serve as the intermediate holding company. Mr. Congfu Li, the controlling interest holder of Shensheng acquired 100% of outstanding shares of this Company on September 20, 2010.

Zhengzhou Shentong Investment Consulting Co., Ltd. (“Shentong”) was incorporated on August 10, 2010 in Zhengzhou City, Henan Province, PRC, and is a wholly owned foreign enterprise (“WOFE”) of the Company.

As part of the restructuring, on August 12, 2010, Shentong entered into a series of agreements with Zhengzhou Aluminum and Shensheng, including Consulting Agreement and Operating Agreement, which entitled Shentong to have substantially all of the economic benefits of Shensheng in consideration for consulting services provided by Shentong to Shensheng.  An Option Agreement allows Shentong to acquire the shares of Shensheng when permitted by the PRC laws.  And, Powers of Attorney that provides Shentong with the voting rights of Shensheng’s shareholder and Equity Interest Pledge Agreement that pledges the shares in Shensheng to Shentong without transferring legal ownership in Shensheng to Shentong. As the result of restructuring, Shensheng became a variable interest entity (“VIE”) and is included in the consolidated group.  Since the companies mentioned above and Shensheng are under common control, the restructuring has been accounted using the "as if" pooling method of accounting and the operations were consolidated as if the restructuring has occurred as of the beginning of the earliest period presented in our consolidated financial statements.

In November 2010, Lucky Express completed a reverse acquisition with through a share exchange with the Company whereby the Company acquired 100% of the issued and outstanding common stock of Lucky Express in exchange for 10,000,000 shares of the Company. As a result of the reverse acquisition, Lucky Express became the Company’s wholly-owned subsidiary and the former shareholders of the Lucky Express became controlling stockholders of the Company. The share exchange transaction was treated as a reverse acquisition, with Lucky Express as the accounting acquirer and the Company as the acquired party.

The acquisition of Shensheng’s controlling interest has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation

The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned subsidiary and its VIE as of June 30, 2010 and 2009, and for the years ended June 30, 2010 and 2009, and have been prepared in accordance with U.S Generally Accepted Accounting Principles (“US GAAP”).

(b) Basis of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and it’s VIE. All significant inter-company transactions and balances have been eliminated upon consolidation.

We consolidate Shensheng because it meets the requirement of being a VIE under US GAAP. In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

(c) Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

(d) Comprehensive income

The Company has adopted the provisions of ASC 220 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. During the periods presented, other comprehensive income includes cumulative translation adjustment from foreign currency translation.

NOTE 3 – ADVANCE FOR SERVICES

As of December 31, 2010, the Company prepaid approximately $163,884 for consulting services provided for assisting the Company listed on US stock market.

NOTE 4 – INVENTORY

As of December 31, 2010 and June 30, 2010, inventory consists of the following:

	As of December 31, 2010	As of June 30, 2010

WIP	$2,294,713	$2,087,754
Finished goods	1,696,979	1,220,499
Auxiliaries (Spare parts)	23	682
Total	$3,991,715	$3,308,935

NOTE 5 – PRIVATE PLACEMENT

On October 29, 2010, the Company completed a private placement transaction (the “Private Placement”) pursuant to which, the Company received gross proceeds in the amount of approximately $128,000.

NOTE 6 – INCOME TAXES

The Company’s PRC subsidiary Shentong and VIE Shensheng were incorporated in the PRC and are governed by the Enterprise Income Tax Law of the PRC (“EIT Law”). The Company is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after tax adjustments for and three and six month periods ended December 31, 2010 and 2009 respectively. The effective tax rates for the Company are as follows:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
U.S. Federal income tax statutory rate	35%	35%	35%	35%
PRC Statutory income tax rate (25%) difference	-10%	-10%	-10%	-10%
Changes of valuation allowance of deferred tax assets	-20%	-25%	-22%	-25%
	5%	0%	3%	0%

NOTE 7 – EARNINGS PER SHARES

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by using the weighted-average number of ordinary shares outstanding and, when dilutive, potential shares from warrants to purchase ordinary shares, using the treasury stock method.  For three and six months ended December 31, 2010 and 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 8 – RELATED PARTY TRANSACTIONS

The company has undertaken business transactions in the ordinary course of business with Zhengzhou Aluminum (“ZA”), the main related party of the Company. During the three and six months ended December 31, 2010 and 2009, the transactions were summarized as follows:

	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Sales to ZA	$3,914,453	$1,711,998	$10,286,662	$3,290,650
Purchase of raw materials from ZA	22,521,241	10,723,696	39,338,165	19,815,653
Purchase of utility from ZA	215,854	209,499	450,707	423,762
Other purchases from ZA	138,831	86,963	344,553	87,104
Salary paid by ZA	103,175	164,257	201,739	258,763
Processing fee to ZA	19,503	62,483	32,922	124,770
Repair services provided by ZA	-	-	-	125,781
Imputed rental expense for use of offices, plants, and equipments of ZA	12,425	177,755	12,425	177,755

Item 2.  Management’s Discussion and Analysis and Results of Operations

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

•	our ability to maintain or increase our market share in the competitive markets in which we do business;

•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;

•	our dependence on the growth in demand for the end applications that are powered by our products;

•	our ability to diversify our product offerings and capture new market opportunities;

•	our ability to source our needs for skilled labor, machinery and raw materials economically;

•	the loss of key members of our senior management; and

•	Uncertainties with respect to the People’s Republic of China (“China”) legal and regulatory environment.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our company", mean China Aluminum Foil, Inc. a Nevada corporation, unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on January 29, 2010 as AJ Acquisition V, Inc. Since inception we have been engaged in organizational efforts and obtaining initial financing. Our business purpose was to seek the acquisition of or merger with, an existing company.

Effective November 1, 2010 we changed our name from AJ Acquisition Corp. V, Inc. to China Aluminum Foil, Inc., by way of a merger with our wholly owned subsidiary China Aluminum Foil, Inc., which was formed solely for the change of name.

On November 8, 2010 we entered into and closed a share exchange agreement with Lucky Express (China) Ltd., a company incorporated under the laws of Hong Kong and the shareholders of 100% of the share capital of Lucky Express, including our director, Congfu Li.  According to the terms of the share exchange agreement, we agreed to acquire 1,000,000 issued and outstanding shares of Lucky Express, being all of the issued and outstanding shares of Lucky Express, from the selling shareholders in exchange for 10,000,000 shares of our common stock.

Lucky Express’s wholly owned subsidiary, Zhengzhou Shentong Investment Consulting Co., Ltd., a wholly owned foreign enterprise organized under the laws of China entered into a number of contracts with Zhengzhou Shensheng Aluminum Foil Co., Ltd., a company organized under the laws of China, which is engaged in the production of aluminum foil, and Zhengzhou Aluminum Co., Ltd., the sole shareholder of Shensheng.

We had 100,000 shares of our common stock issued and outstanding before the closing of the transactions contemplated by the share exchange agreement.  Upon the closing of the transactions, we issued 10,000,000 shares of our common stock to the Lucky Express shareholders.  The shares were issued in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.  As of the filing of this Current Report on Form 10-Q there were 10,100,000 shares of our common stock issued and outstanding.

Our principal offices are located at Building No.35, No.1 Cui Zhu Street, High-tech Development Area, Zhengzhou City, Henan Province, China.  Our telephone number is (86) 371-67539696.  Our fiscal year is June 30.

Liquidity and Capital Resources

Working Capital
	At December 31, 2010	At June 30, 2010
Current Assets	$7,485,901	$10,377,854
Current Liabilities	$4,228,637	$8,580,441
Working Capital	$3,257,264	$1,797,413

Cash Flows
	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2009
Net Cash Provided by (Used in) Operating Activities	$1,880,757	$960,097
Net Cash Provided by (Used In) Investing Activities	$117,511	$(844,414)
Net Cash Provided by Financing Activities	$128,880	$-
Effect of Exchange Rate Changes	$135,212	$34,023
Increase (Decrease) In Cash During The Period	$2,262,360	$149,706

During the six month period ended December 31, 2010 we received net cash of $1,880,757 from operating activities, compared to net cash received of $960,097 from operating activities during the six month period ended December 31, 2009.  The increase in cash from operating activities during the six month period ended December 31, 2010 was primarily due to cash received from accounts receivable.

During the six month period ended December 31, 2010 we received net cash of $117,511 from investing activities, including $127,783 received from notes receivable and $10,272 in purchase of property, plant and equipment. During the six month period ended December 31, 2009 we spent net cash of $844,414 on investing activities, including $185,554 paid for notes receivable, $515,898 in prepayment for an office building and $142,962 in purchases of property, plant and equipment.

During the six month period ended December 31, 2010 we received net cash of $128,880 from financing activities, compared to net cash spending of $0 from financing activities during the six month period ended December 31, 2009.  The net received from financing activities in the period in 2010 was entirely the result of capital contributions.

During the six month period ended December 31, 2010 we recognized a gain of $135,212 due to the effect of exchange rates on our cash, compared to a gain  of $34,023 due to the same effect during the six month period ended December 31, 2009.  Our net cash increased by $2,262,360 during the six month period ended December 31, 2010, compared to a net cash increase of $149,706 during the six month period ended December 31, 2009.

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

Results of Operations

Three month Summary ending December 31, 2010 and 2009

	Three Months Ended
	December 31
	2010	2009
Revenue	$20,420,619	$11,436,759
Cost of Goods Sold	$19,715,715	$9,816,130
Operating Expenses	$167,430	$316,182
Net Income	$510,825	$1,304,308

Expenses

Our operating expenses for the three month periods ended December 31, 2010 and 2009 are outlined in the table below:

	December 31, 2010	December 31, 2009
Selling	$31,809	$122,108
General and administrative	$135,621	$194,074

Operating expenses for the three months ended December 31, 2010, decreased $148,752 as compared to the comparative period in 2009 primarily as a result of more efficient use of our sale channels and internal administration.  However, we experienced a significant increase in the cost of goods sold from the three month period in 2009 to the same period in 2010. This increase had a significant impact on our net profit which was $793,483 lower during the period in 2010 compared to 2009.

Revenues

During the three month period ended December 31, 2010 we generated $20,420,619 in revenues, compared to revenues of $11,436,759 during the three month period ended December 31, 2009.  Our cost of revenues increased from $9,816,130 to $19,715,715 from the three month period ended December 31, 2009 to December 31, 2010.   The increase in sales revenue is driven by the increased customer base and demand for our products.

Net Income

For the three month period ended December 31, 2010 we generated net income of $510,825, compared to net income of $1,304,308 for the three month period ended December 31, 2009.

Six month Summary ending December 31, 2010 and 2009

	Six Months Ended
	December 31
	2010	2009
Revenue	$37,445,221	$18,313,528
Cost of Goods Sold	36,232,888	16,933,814
Operating Expenses	$257,924	$490,073
Net Income	$926,929	$889,488

Expenses

Our operating expenses for the six month periods ended December 31, 2010 and 2009 are outlined in the table below:

	December 31, 2010	December 31, 2009
Selling	$65,827	$223,185
General and administrative	$192,097	$266,888

Operating expenses for the six months ended December 31, 2010, decreased $232,149 as compared to the comparative period in 2009 primarily as a result of more efficient use of our sale channels and internal administration.  However, we experienced a significant increase in the cost of goods sold from the six month period in 2009 to the same period in 2010.  This increase had a significant impact on our net profit which was only $37,441 higher during the period in 2010 despite a $19,131,693 increase in revenues.

Revenues

During the six month period ended December 31, 2010 we generated $37,445,221 in revenues, compared to revenues of $18,313,528 during the six month period ended December 31, 2009.  Our cost of revenues increased from $16,933,814 to $36,232,888 from the six month period ended December 31, 2009 to December 31, 2010.   The increase in sales revenue is driven by the increased customer base and demand for our products.

Net Income

For the six month period ended December 31, 2010 we generated net income of $926,929 compared to net income of $889,488 for the six month period ended December 31, 2009.

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

Basis of preparation

The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned subsidiary and its VIE as of June 30, 2010 and 2009, and for the years ended June 30, 2010 and 2009, and have been prepared in accordance with U.S Generally Accepted Accounting Principles (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries, and it’s VIE. All significant inter-company transactions and balances have been eliminated upon consolidation.

We consolidate Shensheng because it meets the requirement of being a VIE under US GAAP. In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including the company’s chief executive officer and chief financial officer (our principal executive officer, principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer (our principal executive officer,  principal financial and accounting officer) concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer,  principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed & Reserved]

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Lucky Express dated November 8, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	(i) Articles of Incorporation of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference from our Form 8-K, filed on November 10, 2010)
3.2	(i) Articles of Merger filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference from our Form 8-K, filed on November 10, 2010)
3.3	(ii) Bylaws of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference from our Form 8-K, filed on November 10, 2010)
(10)	Material contracts
10.1	Consultation Agreement between Shentong Investments and Shensheng dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
Operating Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
Share Pledge Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
Option Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
Proxy Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
Trademark License Agreement (incorporated by reference from our Form 8-K filed on November 10, 2010)
Patent License Agreement (incorporated by reference from our Form 8-K filed on November 10, 2010)
(21)	Subsidiaries of registrant
21.1	List of Subsidiaries (incorporated by reference from our Form 8-K filed on November 10, 2010)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ALUMINUM FOIL, INC.
Date: February 14, 2011	/s/ Chaunhong Xie
Chaunhong Xie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)