Form 10-Q
period 2011-03-31
CHINA ALUMINUM FOIL, INC.
filed 2011-05-16
CIK 1483058

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2011
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53890
CHINA ALUMINUM FOIL, INC.
(Exact name of registrant as specified in its charter)
Nevada	27-1805188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Building No.35, No.1 Cui Zhu Street, High-Tech Development Area, Zhengzhou City, Henan Province, China	N/A
(Address of principal executive offices)	(Zip Code)
(86) 371-67539696
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	YES	☐	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	YES	☐	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	☒	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
10,201,011 common shares issued and outstanding as of May 16, 2011

CHINA ALUMINUM FOIL, INC.

FORM 10-Q

March 31, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended March 31, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

China Aluminum Foil, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,177,119	$136,742
Accounts receivable	3,771,589	5,003,961
Advances for inventory purchase	178,430	1,412,365
Advances for services	200,762	-
Other receivables	357,561	301,113
Deferred Tax Asset - Current	235,381	-
Inventories, net	4,200,868	3,308,935
Notes receivable	376,731	214,738
Total Current Assets	11,498,441	10,377,854

Prepayments for office building	1,324,505	1,278,768
Property, plant and equipment, net	4,428,913	4,207,210
Deferred Tax Asset - Long term	-	-
Other assets	181,531	269,759

TOTAL ASSETS	$17,433,390	$16,133,591
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$785,831	$356,216
Customer deposits	166,926	-
Accrued expenses and other liabilities	24,426	102,966
Taxes payable	36,787	62,015
Due to related parties	6,872,890	8,059,244
Total Current Liabilities	7,886,860	8,580,441
TOTAL LIABILITIES	$7,886,860	$8,580,441

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock:( $0.001 par value; 100,000,000 shares authorized;10,201,011 and 100,000 shares issued and outstanding as of March 31, 2011 and June 30, 2010 respectively)	$10,201	$100
Additional paid in capital	8,049,498	7,798,387
Retained earnings/(deficit)	699,989	(390,518)
Accumulated other comprehensive income	786,842	145,181
TOTAL SHAREHOLDERS’ EQUITY	9,546,530	7,553,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	17,433,390	$16,133,591

The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$16,037,652	$9,341,391	53,482,873	$27,654,919
Cost of goods sold	15,675,528	9,444,388	51,908,416	26,378,202
Gross Profit	362,124	(102,997)	1,574,457	1,276,717

Operating expenses
Selling expenses	17,392	64,613	83,219	287,798
General and administrative expenses	150,185	25,632	342,282	292,520
Total operating expenses	167,577	90,245	425,501	580,318

Income (loss) from operations	194,547	(193,242)	1,148,956	696,399
Interest income	22,501	126	23,201	588
Bank Charge	114	(193)	(1,097)	(808)

Income (loss) before income tax	217,162	(193,309)	1,171,060	696,179

Current Income Tax Expense	50,854	-	311,798	-
Deferred Income Tax Expense (Benefit)	2,730	-	(231,245)	-

Net Income (Loss)	$163,578	$(193,309)	1,090,507	$696,179

Other comprehensive income
Foreign currency translation adjustments	113,607	15,556	641,661	277,793
Total Comprehensive Income (Loss)	$277,185	$(177,753)	1,732,168	$973,972

Earnings Per Share - basic and diluted	0.02	(1.93)	0.07	6.96
Weighted average shares outstanding - basic and diluted	10,120,202	100,000	15,275,677	100,000

The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (deficit)	Total Shareholder's Equity
	No. of Shares	Amount

Balance as of June 30, 2010	100,000	$100	$7,798,387	$145,181	$(390,518)	$7,553,150
Net income for the period	-	-	-	-	1,090,507	1,090,507
Foreign currency translation adjustment	-	-	-	641,661	-	641,661
Private placement completed on October 29, 2010	9,900,000	9,900	150,076	-	-	159,976
Share issued in reverse merger on November 8, 2010	100,000	100	(100)	-	-	-
Issuance of 101,011 shares with no proceeds on March 18, 2011	101,011	101	(101)	-	-	-
Imputed interest for free use of the shareholder's facility	-	-	101,236	-	-	101,236
Balance as of March 31, 2011 (Unaudited)	10,201,011	$10,201	$8,049,498	$786,842	$699,989	$9,546,530

The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Nine Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,090,507	$696,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	171,249	144,659
Changes in operating assets and liabilities:
Accounts receivable	1,359,460	(2,982,264)
Advances to suppliers	1,071,561	(114,245)
Other receivables	(29,735)	(195,635)
Inventories	(807,894)	(1,603,036)
Deferred tax asset	(235,381)	-
Prepaid expenses	95,079	76,950
Accounts payable	420,568	(516,076)
Customer deposits	166,926	13,458
Other payables	(81,155)	(4,594)
Taxes payable	(26,803)	13,023
Due to/from related party	(1,391,039)	6,204,070
CASH PROVIDED BY OPERATING ACTIVITIES	1,803,343	1,732,489

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,272)	(143,001)
Prepayments for office building	(13,259)	(516,252)
Notes receivable	(156,539)	(810,757)
CASH USED IN INVESTING ACTIVITIES	(180,070)	(1,470,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution in private placement	159,976	-
CASH PROVIDED BY FINANCING ACTIVITIES	159,976	-
Effect of exchange rate changes on cash and cash equivalents	257,128	3,866
NET INCREASE IN CASH	2,040,377	266,345
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$136,742	$111,725
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,177,119	$378,070

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$185,612	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Imputed interest to the related party	$101,236	$36,603

The accompanying notes are an integrated part of these consolidated financial statements.

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

On August 12, 2010, prior to the reverse acquisition, Shentong entered into a series of VIE agreements with Zhengzhou Aluminum and Shensheng. Pursuant to the VIE agreements, Shensheng became Shentong’s variable interest entity. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE agreements include:

•
A Consultation Agreement, pursuant to which Shentong has the exclusive right to provide to Shensheng general business operation services, including advice and strategic planning, as well as consulting services related human resources, staffing and training (the “Services”). Under this agreement, Shentong owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services.

•
An Operating Agreement, pursuant to which, Shentong provides guidance and instructions on Shensheng’ daily operations, financial management and employment issues. The Shensheng Shareholder must designate the candidates recommended by Shentong as their representatives on the boards of directors of Shensheng. Shentong has the right to appoint senior executives of Shensheng. In addition, Shentong agrees to guarantee Shensheng’s performance under any agreements or arrangements relating to Shensheng’s business arrangements with any third party. Shensheng, in return, agrees to pledge their accounts receivable and all of their assets to Shentong. Moreover, Shensheng agrees that without the prior consent of Shentong Investment, Shensheng will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operation to any third party.

•
A Share Pledge Agreement, under which the Shensheng Shareholder pledged all of their equity interests in Shensheng to Shentong to guarantee Shensheng’s performance of their obligations under the Consultation Agreement.

•
An Option Agreement, under the option agreement between the Shensheng Shareholder and Shentong, the Shensheng Shareholder irrevocably granted Shentong or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Shensheng for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Shentong Investment or its designated person has sole discretion to decide when to exercise the option, whether in part or in full.

•
A Proxy Agreement, pursuant to which, the Shensheng Shareholder agreed to irrevocably grant a person to be designated by Shentong with the right to exercise the Shensheng Shareholder’s voting rights and their other rights, including the attendance at and the voting of the Shensheng Shareholder’s shares at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of Shensheng, and appoint and vote for the directors and Chairman as the authorized representative of the Shensheng Shareholder.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of June 30, 2010 of the Company.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2011, and the results of operations and cash flows for the nine months ended March 31, 2011 and 2010, have been made. The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending June 30, 2011.

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

(c)	Use of Estimates

The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates in unaudited interim consolidated financial statements include allowances for doubtful accounts receivable, the economical useful lives of property and equipment and income taxes.  Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

(d)	Accounts receivable

The reported balance of accounts receivable is stated at the carrying amount net of the Company’s best estimate of the allowance for doubtful accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using the age of the receivables and knowledge of individual customers. The Company writes off an account when it is considered to be uncollectible.  As of March 31 2011, the Company determined that no allowance for doubtful accounts was necessary.

(e)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average basis and includes both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

(f)	Cost of sales

Cost of sales consists primarily of direct material costs, direct labor, overhead and other related costs which are directly attributable to product production.  Sales tax of 5% and other surcharges which are directly related to the amount of revenue is also included in cost of sales. Selling, general, and administrative costs are charged to expense as incurred.

(g)	Income taxes

The Company adopts ASC Topic 740 (formerly SFAS No. 109, “Accounting for income taxes”) and uses liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date.

(h)	Comprehensive income

The Company has adopted the provisions of ASC 220 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. During the periods presented, other comprehensive income includes cumulative translation adjustments from foreign currency translation.

(i)	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

As of March 31, 2011 and June 30, 2010, accounts receivable, net consists of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Accounts receivable	$3,771,589	$5,003,961
Less: allowance for doubtful accounts	-	-
Total	$3,771,589	$5,003,961

The reported balance of accounts receivable is stated at the carrying amount net of the Company’s best estimate of the allowance for doubtful accounts. As of March 31, 2011 and June 30, 2010, the Company determined that no allowance for doubtful accounts was necessary.

NOTE 4 – ADVANCE FOR SERVICES

As of March 31, 2011, the Company prepaid approximately $200,000 to Richlink for consulting services provided for assisting the Company listed on U.S. stock market.

NOTE 5 – INVENTORIES

As of March 31, 2011 and June 30, 2010, inventory consists of the following:

	March 31, 2011	June 30, 2010
	(Unaudited)
Raw materials	52,150
WIP	$3,151,323	$2,087,754
Finished goods	955,803	1,220,499
Auxiliaries (Spare parts)	41,592	682
Total	$4,200,868	$3,308,935

NOTE 6 – CUSTOMER DEPOSIT

The Company required certain amounts of deposits from its customers. The customers deposits are recorded as a liability when the Company receives it and will be recognized as revenue upon the products are delivered.  As of March 31, 2011 and June 30, 2010, the balance of customer deposits are $166,926 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

We conducted the following transactions with Zhengzhou Aluminum (“ZA”), the shareholder of our VIE subsidiary, Shensheng.

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Sales to ZA	$6,177,251	1,712,774	$16,463,913	$5,003,424
Purchase of raw materials from ZA	14,519,691	10,353,606	53,857,856	30,169,259
Purchase of utility from ZA	243,493	198,157	694,201	621.918
Other purchases from ZA	259,907	7,538	604,460	94,642
Salary paid by ZA	132,259	94,436	333,998	353,198
Processing fee to ZA	13,658	45,838	46,580	170,608
Repair services provided by ZA	0	0	0	125,781
Imputed rental expense for use of offices, plants, and equipments of ZA	63,231	0	75,656	177,755

As of March 31, 2011 and June 30, 2010, the amounts due to Zhengzhou Aluminum were $6,872,890 and $8,059,244, respectively.

NOTE 8 – INCOME TAXES

The Company’s PRC subsidiaries Shensheng is governed by the Income Tax Law of the People’s Republic of China. In the nine months ended March 31, 2011 and 2010, under the Income Tax Laws of PRC, the Company is subject to an income tax at a statutory rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

The Company’s effective income tax rate was 7% and 0% for the nine months ended March 31, 2011 and 2010, respectively. The difference between effective tax rate and statutory tax rate primarily represented the tax effects on non-taxable income and non-deductible expenses.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2011 and 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share.

NOTE 10 – STOCKHOLDER’S EQUITY

Pursuant to the terms of the Stock Purchase Agreement entered by Mr. Congfu Li, the Chairman of the Company (“the Buyer”), and the original shareholders of the Company before the reverse merger (“the Seller”) on September 2, 2010, the Seller should hold 1% of the total issued and outstanding shares of the Company post merger. On March 14, 2011, the Company issued 101,011 shares of common stocks to the Seller and no proceeds were received from this offering. After the shares issuance, the Company’s total number of outstanding stocks is 10,201,011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company", mean China Aluminum Foil, Inc., a Nevada corporation, and our subsidiaries Lucky Express (China) Ltd. and Zhengzhou Shentong Investment Consulting Co., Ltd., unless otherwise indicated.

Description of Business

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

Lucky Express’s wholly owned subsidiary, Zhengzhou Shentong Investment Consulting Co., Ltd., a wholly owned foreign enterprise organized under the laws of China, entered into a number of contracts with Zhengzhou Shensheng Aluminum Foil Co., Ltd. (“Shensheng”), a variable interest entity (“VIE”) organized under the laws of China, which is engaged in the production of aluminum foil, and Zhengzhou Aluminum Co., Ltd., the sole shareholder of Shensheng.

We had 100,000 shares of our common stock issued and outstanding before the closing of the transactions contemplated by the share exchange agreement.  Upon the closing of the transactions, we issued 10,000,000 shares of our common stock to the Lucky Express shareholders.  The shares were issued in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.  As of the filing of this Current Report on Form 10-Q there were 10,201,011 shares of our common stock issued and outstanding.

Our company’s VIE company, Shensheng, is a manufacturer of aluminum foil ranging from 0.005mm to 0.08mm in thickness. We operate one aluminum production line, which has an annual capacity of approximately 20,000 MT. Our products are tailor-made to customers’ individual requirements.  China Aluminum Foil’s products are further processed by downstream manufacturers and incorporated into a wide variety of end products including, among others, home appliances, kitchen supplies, packaging, and specialized construction materials. Our facilities and head office are located in Zhengzhou of Henan Province.

Our principal offices are located at Building No.35, No.1 Cui Zhu Street, High-tech Development Area, Zhengzhou City, Henan Province, China.  Our telephone number is (86) 371-67539696.  Our fiscal year is June 30.

Current Business

Upon acquiring Lucky Express pursuant to the share exchange, we adopted the business of Lucky Express.  We are mainly engaged in the development, production and distribution of various aluminum foils to domestic and overseas markets.  Our aluminum foil products can be widely used in multiple industries for different purposes. Currently a majority of our products are used for household daily consumption and container production. However, we intend to expand into other high potential business segments, such as cigarette packaging, pharmaceutical packaging and electronic components.

We have one production line with an annual capacity of approximately 20,000 metric tons. We are currently building another production line to expand our capacity. Due to long-term efforts to streamline production process and reduce wastage and pollution during production, we were recognized as one of the “High Tech New Star Enterprises” in Henan province. We are also recognized for our strong research and development capabilities in the aluminum foil industry in central China.

Liquidity and Capital Resources

Working Capital

	At March 31, 2011	At June 30, 2010
	(Unaudited)
Current Assets	$11,498,441	$10,377,854
Current Liabilities	$7,886,860	$8,580,441
Working Capital	$3,611,581	$1,797,413

Cash Flows

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)
Net Cash Provided by (Used in) Operating Activities	$1,803,343	$1,732,489
Net Cash Provided by (Used In) Investing Activities	$(180,070)	$(1,470,010)
Net Cash Provided by Financing Activities	$159,976	$-
Effect of Exchange Rate Changes	$257,128	$3,866
Increase (Decrease) In Cash During The Period	$2,040,377	$266,345

Operating Activities

During the nine months period ended March 31, 2011 we received net cash of $1,803,343 from operating activities, compared to $1,732,489 of net cash received from operating activities during the nine months period ended March 31, 2010.  The increase in operating cash flows for the nine months period ended March 31, 2011 was primarily due to increase in cash received from customers, which was then partially offset by an increase in our payments to our related party and payments for inventory.

Investing Activities

Cash used in investing activities resulted primarily from cash paid for notes receivable to fund purchase of plant and equipment.

Financing Activities

During the nine months period ended March 31, 2011 we received net cash of $159,976 from financing activities, compared to net cash spending of $0 from financing activities during the nine months period ended March 31, 2010.  The net received from financing activities in the period in 2011 was entirely the result of capital contributions.

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

Results of Operations

The following table sets forth key components of our results of operations during the three-month and the nine-month periods ended March 31, 2011 and 2010, both in dollars and as a percentage of our total revenue.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	$16,037,652	100%	$9,341,391	100%	53,482,873	100%	$27,654,919	100%
Cost of goods sold	15,675,528	98%	9,444,388	101%	51,908,416	97%	26,378,202	95%
Operating expenses	167,577	1%	90,245	1%	425,501	1%	580,318	2%
Net Income (Loss)	$163,578	1%	$(193,309)	-2%	1,090,507	2%	$696,179	3%

Revenue

	Three Months Ended March 31,
	2011	2010	Three months change analysis
	(Unaudited)	(Unaudited)
Revenue	$16,037,652	$9,341,391	$6,696,261	72%

During the three months ended March 31, 2011, revenue  increased 72% as compared to the same period in year 2010; The increase was primarily driven by increase in sales volume of aluminum foil and aluminum alloy, the two main revenue sources of our company, which together accounted for more than 90% of the total revenue. The increase in sales volume was mainly due to increase in general market demand, with sale volume of aluminum foil increased 129% from  1,441 MT in the three months ended March 31, 2010 to 3,293 MT in the same period of 2011; sale volume of aluminum alloy increased 15% from 2,234 MT in the three months ended March 31, 2010 to 2,571 MT in the same period of 2011.

Furthermore, the RMB unit selling price for aluminum foil decreased 1% in the three months ended March 31, 2011 as compared to the same period in 2010; meanwhile the RMB unit selling price for aluminum alloy increased 1% in the three months ended March 31, 2011 as compared to the same period in 2010.  Lastly, the overall revenue was also affected by the 3% increase in the value of RMB against USD when revenue was translated from RMB, the functional currency of the Company to USD, the reporting currency of the Company.

	Nine Months Ended March 31,
	2011	2010	Nine months change analysis
	(Unaudited)	(Unaudited)
Revenue	$53,482,873	$27,654,919	$25,827,954	93%

During the nine months ended March 31, 2011, the increase in revenue was primarily driven by increase in sales volume of aluminum foil and aluminum alloy, coupled with a small percentage of increase in selling prices further adding to the overall increase.

Cost of goods sold
	Three Months Ended March 31,
	2011	2010	Three months change analysis
	(Unaudited)	(Unaudited)
Cost of goods sold	15,675,528	$9,444,388	$6,231,140	66%

	Nine Months Ended March 31,
	2011	2010	Nine months change analysis
	(Unaudited)	(Unaudited)
Cost of goods sold	51,908,416	$26,378,202	$25,530,214	97%

Cost of goods sold increased 66% over the three months ended March 31, 2011 as compared to the same period in year 2010. Cost of goods sold increased 97% over the nine months ended March 31, 2011 as compared to the same period in year 2010. Increase for each period was mainly attributable to increase in purchases for raw materials as the result of increased sale volume. The reduced increase percentage for the three months period as compared to nine months period was the result of decreased cost of goods sold per tonnage resulting from increased sale volume bringing down fixed components of cost of goods sold per tonnage, such as depreciation of manufacturing plant and equipment, manufacturing labor and other manufacturing overhead.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2011	2010	Three months change analysis
	(Unaudited)	(Unaudited)
Selling expenses	$17,392	$64,613	$-47,221	-73%
General and administrative expenses	$150,185	$25,632	$124,553	486%
Operating expenses	$167,577	$90,245	$77,332	86%

	Nine Months Ended March 31,
	2011	2010	Nine months change analysis
	(Unaudited)	(Unaudited)
Selling expenses	$83,219	$287,798	-204,579	-71%
General and administrative expenses	$342,282	$292,520	49,762	17%
Operating expenses	$425,501	$580,318	-154,817	-27%

Decreases in selling expenses for the three months and nine months ended March 31, 2011 were mainly due to decrease in delivery expenses as a result of our renegotiation of contract terms by having our customers to bear the expenses for goods delivery.

Increase in general and administrative expenses for the three months ended March 31, 2011 was mainly due to the occurrence of professional expenses related to our company’s reverse take-over process. The increase in general and administrative expenses for the nine months ended March 31, 2011was mainly due to increased depreciation expenses of plant and equipment and increased repair and maintenance expenses.

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

Basis of preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated balance sheet was derived from the audited consolidated financial statements of our company. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of June 30, 2010 of our company.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2011, and the results of operations and cash flows for the nine months ended March 31, 2011 and 2010, have been made. The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending June 30, 2011.

Basis of consolidation

The consolidated financial statements include the accounts of our company, its subsidiaries, and it’s VIE. All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Use of Estimates

The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates in unaudited interim consolidated financial statements include allowances for doubtful accounts receivable, the economical useful lives of property and equipment and income taxes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Accounts receivable

The reported balance of accounts receivable is stated at the carrying amount net of our company’s best estimate of the allowance for doubtful accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using the age of the receivables and knowledge of individual customers. Our company writes off an account when it is considered to be uncollectible.  As of March 31 2011, our company determined that no allowance for doubtful accounts was necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average basis and includes both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, our company estimates net realizable value based on intended use, current market value and inventory aging analyses. Our company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Cost of sales

Cost of sales consists primarily of direct material costs, direct labor, overhead and other related costs which are directly attributable to product production.  Sales tax of 5% and other surcharges which are directly related to the amount of revenue is also included in cost of sales. Selling, general, and administrative costs are charged to expense as incurred.

Income taxes

Our company adopts ASC Topic 740 (formerly SFAS No. 109, “Accounting for income taxes”) and uses liability method to accounts for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the difference between of the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. Our company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income statement in the period that includes the enactment date.

Comprehensive income

Our company has adopted the provisions of ASC 220 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. During the periods presented, other comprehensive income includes cumulative translation adjustments from foreign currency translation.

Related parties

A party is considered to be related to our company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with our company. Related parties also include principal owners of our company, its management, members of the immediate families of principal owners of our company and its management and other parties which our company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our company’s chief executive officer and chief financial officer (our principal executive officer, principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2011, we issued 101,011 shares of our common stock to two US shareholders pursuant anti dilution provisions in a share purchase agreement which we were a party to and which resulted in a change of control.  No proceeds were received from this offering and the shares were issued in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed & Reserved]

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Lucky Express dated November 8, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	(i) Articles of Incorporation of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference from our Form 8-K, filed on November 10, 2010)
3.2	(i) Articles of Merger filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference from our Form 8-K, filed on November 10, 2010)
3.3	(ii) Bylaws of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference from our Form 8-K, filed on November 10, 2010)
(10)	Material Contracts
10.1	Consultation Agreement between Shentong Investments and Shensheng dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.2	Operating Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.3	Share Pledge Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.4	Option Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.5	Proxy Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.6	Trademark License Agreement (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.7	Patent License Agreement (incorporated by reference from our Form 8-K filed on November 10, 2010)
(21)	Subsidiaries of Registrant
21.1	Lucky Express (China) Ltd. – wholly owned Zhengzhou Shentong Investment Consulting Co., Ltd. – wholly owned
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ALUMINUM FOIL, INC.
Date: May 16, 2011	/s/ Chaunhong Xie
Chaunhong Xie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)