Form 10-Q/A
period 2010-10-31
CHINA ALUMINUM FOIL, INC.
filed 2011-06-30
CIK 1483058

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q /A
Amendment #1
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

Amendment Explanatory Note:

The purpose of the Amendment No. 1 on Form 10–Q/A to China Aluminum Foil, Inc.’s (the “Company”) quarterly report of Form 10–Q for the quarterly period ended October 31, 2010, filed with the U.S. Securities and Exchange Commission on January 18, 2011 (the “Original Form 10–Q”), is solely to revise and update the Sarbanes Oxley Act of 2002 Section 302 and Section 906 certifications filed with the Original Form 10-Q.

Other than these changes, the remainder of the document is unchanged from the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosures therein in any way other than as required to reflect the changes described in this explanatory note.

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

Signature	Title	Date

/s/ Chuanhong Xie	President, CEO and CFO	June 30, 2011
Chuanhong Xie

4