Form 10-K
period 2011-06-30
CHINA ALUMINUM FOIL, INC.
filed 2011-09-28
CIK 1483058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000- 53890

CHINA ALUMINUM FOIL, INC. (Exact name of registrant as specified in its charter)

Nevada	27-1805188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Building No.35, No.1 Cui Zhu Street, High-Tech Development Area, Zhengzhou City, Henan Province, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (86) 371-67539696

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value of $0.001 Per Share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2010 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
10,201,011 as of September 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.              Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we", "us", "our" and "our company" mean China Aluminum Foil, Inc. and its subsidiaries, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on January 29, 2010 as AJ Acquisition V, Inc.  Since inception, we have been engaged in organizational efforts and obtaining initial financing. Our initial business purpose was to seek the acquisition of, or merger with, an existing company.  On November 8, 2010 we filed an amendment to our articles of incorporation to change our name to China Aluminum Foil, Inc., and on November 8, 2010 we entered into, and closed, a share exchange agreement with Lucky Express, now our wholly owned subsidiary.  Prior to the share exchange with Lucky Express, we were a shell company with no business operations.

Our Current Business

Our principal business is the production of aluminum foil ranging from 0.005mm to 0.08mm in thickness. We operate one aluminum production line, which has an annual capacity of approximately 20,000 MT. Our products are tailor-made to customers’ individual requirements. China Aluminum Foil’s products are further processed by downstream manufacturers and incorporated into a wide variety of end products including, among others, home appliances, kitchen supplies, packaging, and specialized construction materials. Our facilities and head office are located in Zhengzhou of Henan Province.

On September 2, 2010, Congfu Li acquired a total of 99,000 shares of AJ Acquisition Corp. V, Inc. (the “Company”) from Gregg Jaclin and Richard Anslow, in a private transaction for total consideration of $40,000. After the acquisition, Mr. Li owned 99% of the issued and outstanding stock of the AJ Acquisition Corp. V, Inc.

On November 8, 2010, we completed a reverse acquisition transaction through a share exchange with Lucky Express Limited (hereafter referred to as “Lucky Express”), a Hong Kong entity established on April 22, 2010, and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Lucky Express in exchange for 10,000,000 shares of our Common Stock which constituted 99% of our issued and outstanding common stock  immediately after the consummation of the reverse acquisition.

As a result of the reverse acquisition, Lucky Express became our wholly-owned subsidiary and the former stockholders of Lucky Express became our controlling stockholders. The share exchange transaction with Lucky Express and the Shareholders was treated as a reverse acquisition for accounting and financial reporting purposes, with Lucky Express as the acquirer and us as the acquired party. After the reverse acquisition, we changed our name to China Aluminum Foil, Inc. By virtue of our ownership of Lucky Express, we also own Zhengzhou Shentong Investment Consulting Co., Ltd. (“Shentong Investment”) which is a wholly owned foreign subsidiary of Lucky Express that effectively and substantially controls Shentong Investment and Zhengzhou Shenli Aluminum Foil Co., Ltd. (“Shenli”), formerly Zhengzhou Shensheng Aluminum Foil Co., Ltd, through a series of captive agreements known as variable interest agreements or the VIE Agreements with Shentong Investment.

Holding Company Structure

We are a holding company with no material operations of our own. We conduct our operations in China primarily through our wholly owned subsidiary Shentong Investment and Shenli. Shenli is controlled by us through a series of contractual arrangements between Shentong Investment, Shenli and Zhengzhou Aluminum Co., Ltd., the sole shareholder of Shenli (the “Shenli Shareholder”). For a description of these contractual arrangements, please see ’Holding Company Structure’ in the Management’s Discussion and Analysis further in this Report.  Our VIE entity, Shenli,  recently underwent a name change from Zhengzhou Shensheng Aluminum Foil Co., Ltd, to Zhengzhou Shenli Aluminum Foil Co., Ltd.  There was no change in business focus or structure associated with the name change.

However, this management control over Shenli through contracts may not be as effective in providing operational control as direct ownership. If Shenli or Zhengzhou Aluminum Foil Co., Ltd. fails to perform its respective obligations under these contractual arrangements, we may incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including seeking specific performance, injunctive relief or/and claiming damages, which may not be effective.

Pursuant to the contractual arrangements between Shentong Investment, Shenli and Zhengzhou Aluminum Co., Ltd., Shenli’s earnings and cash are used to pay consulting service fees in RMB to Shentong Investment in the manner and amount set forth in these agreements. After deducting the withholding taxes applicable to Shentong Investment’s revenue and earnings, making appropriations for its statutory reserve requirement (see “Liquidity and Capital Resources”) and retaining any profits from accumulated profits, the remaining net profits of Shentong Investment would be available for distribution to its sole shareholder, Lucky Express (China) Ltd. and from Lucky Express to us.

Certain shareholders of ours are also directors and executive officers of our VIE. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he/she directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant VIE and must not use their respective positions for personal gains. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant VIE. Conflicts may arise between these individuals’ fiduciary duties as directors and officers of the VIE and our company.

We cannot assure you that when conflicts of interest arise, these individuals will act in the best interest of our company or that conflicts of interest will be resolved in our favor. Currently, we do not have arrangements to address potential conflicts of interest between these individuals and our company, and a conflict could result in these individuals as directors and officers of our company violating fiduciary duties to us. In addition, these individuals may breach or cause our VIE to breach or refuse to renew the existing contractual arrangements that allow us to effectively control our VIE and receive economic benefits from them. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our VIE, we would have to rely on legal proceedings, which could result in disruption of our business, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

Principal Products

Aluminum foil is a paper-thin sheet of rolled aluminum that can be torn easily and used to wrap and store food, in art, decoration, insulation and in heat exchangers. Because aluminum foil is paper-thin, the foil is extremely pliable and can be bent or wrapped around objects with ease. In North America, aluminum foil is sometimes alternatively called al-foil or alu-foil.

We develop and manufacture various types of aluminum foils. The production of aluminum foil involves a complex production process and requires advanced technology and equipment. We purchase raw aluminum with thickness of 0.3mm and produce different types of aluminum foil by rolling process. Currently our products mainly fall into two product segments: aluminum foil used by households for daily consumption and aluminum foil used for the production of containers such as meal boxes, as well as many other applications.

In general, aluminum foil is aluminum prepared in thin metal leafs, with thickness of less than 0.2mm (0.008inch), although much thinner gauge, down to 0.006mm, is commonly used. It is normally produced from aluminum ingots by a rolling process. Aluminum foil is at the downstream of the entire aluminum industry chain. China is not rich in bauxite, but leads the world in aluminum production. The Chinese government limits the export of primary aluminum, and encourages the export of value added aluminum products which provides opportunities for increased margins for China’s aluminum foil industry.

As a metal, aluminum has its own advantages over other metals due to its light weight, recyclability, flexibility and limited pollution. Aluminum foil can also act as a complete barrier to light, oxygen, odors and flavors, moisture, as well as bacteria. Therefore aluminum foil is widely used in various industries, such as packaging, household daily needs, electronics and construction etc.

From the international perspective, the aluminum foil industry appears to be tied to the global economy and has been recovering from the global financial crisis gradually. For example, in Europe the aluminum foil deliveries in the first quarter of 2010 reached the same level as calculated prior to the economic recession in 2008. Figures released by the European Aluminum Foil Association (EAFA) show an increase of 17 % compared to the last year and a total amount just 1.5 % below the 2008 levels. Total deliveries reached 213,000 tons in 2010 versus 182,200 tons in 2009.

As different customers require different specifications, we arrange the manufacturing based on their demands. For long-term customers, we usually sign a framework agreement to determine the annual quantity, specifications, processing charge and other terms.

Aluminum foil manufacturing is a technologically complicated and capital-intensive process that requires the coordinated use of machinery and raw materials at various stages of manufacturing. Currently, we mainly rely on cast-rolling technique during the manufacturing process. Generally speaking, aluminum foil is produced by rolling heated aluminum ingots down to coils, then cold rolling the coil to the required foil thicknesses. The process of cast-rolling is much less energy intensive and has become the preferred process.

Our manufacturing process is as follows: 0.05mm thick aluminum foil blank is rolled by intermediate mill firstly, and then rolled by the finishing mill to the thickness required by the products. After that the products are separated by aluminum foil separator and cut into small volumes according to different requirements. Lastly, according to the final product specifications, different annealing processes are used. Annealing is a heat treatment wherein a material is altered, causing changes in its properties such as strength and hardness. It is a process that produces conditions by heating to above the re-crystallization temperature and maintaining a suitable temperature, and then cooling. Annealing is used to induce ductility, soften material, relieve internal stresses, refine the structure by making it homogeneous, and improve cold working properties of the aluminum foil once it is ready for use.

After quality inspection, the final products are then packaged for sale and sent to warehouses. The technology for aluminum foil manufacturing is mature and advanced, widely used in the domestic and overseas companies. The only difference lies in specification and quantity in the rolling mill and processing configuration. The manufacturing process can be illustrated as follows:

As packaging material, aluminum foil can be a complete barrier to light, oxygen, moisture and bacteria. They are widely used in all kinds of consumer, commercial and industrial packaging.

We are also the supplier of aluminum foil to the 2010 Shanghai World Expo. Our product is used as the main material of meal boxes which are supplied to the World Expo.

Due to the high volatility of primary aluminum price in recent years, like most aluminum foil manufacturers, we price our products based on the price we paid for the raw material plus a processing fee, thus transferring the risk from aluminum price fluctuation to our customers.

The processing fee charged differs depending on what product we are producing. In general, the higher the product quality and the production complexity are, the higher the processing charge will be. Normally, higher valued-added products requiring advanced production facilities and technology are billed at a higher processing charge.

Raw Materials

The immediate raw material for aluminum foil manufacturing is aluminum foil stock. In China, aluminum foil stock is priced according to the price of the aluminum ingot plus the processing charge. In this model, the price of the ingot is determined by the market price and the processing charge is negotiated considering various factors, such as product specifications, production complexity, and technical parameters. To ensure superior product quality, we have always aimed to acquire high quality raw material. We purchase aluminum foil stock mainly from Zhengzhou Aluminum, our related party.

We aim to maintain multiple supply sources of our key raw materials to ensure that our production will not rely on a single supplier. In addition, we strive to develop strategic relationships with new suppliers to secure a stable supply of materials and introduce competition in our supply chain, thereby increasing our bargain ability to get a better pricing and reducing our business risk to possible price fluctuations.

Zhengzhou Aluminum is the sole shareholder of our operating VIE, Shenli, and is also our biggest supplier now. We purchase raw material from Zhengzhou Aluminum pursuant to competitively-priced supply contracts or bidding arrangements. Our supply agreements with Zhengzhou Aluminum are signed at fair market value. We will continue to keep the price fair and develop additional supply sources to reduce the scale of the affiliated transactions.

Markets, Customers and Distribution

Markets

The output of aluminum foil production in China has increased dramatically over the past ten years.  This has mostly been driven by increasing demand from both Chinese and overseas markets. In 2009, aluminum foil manufacturers totaled more than 150 with an aggregate annual output of 1650 kilotons. Over the past 6 years, the aluminum foil output in China has grown at a rate of 25%. Since 2006, China has ranked as No.1 in terms of aluminum foil capacity and output.

Data Source: China nonferrous metal industry association

The growth of China’s economy and various downstream industries which require aluminum foil has fueled the growth of demand for aluminum foil in China. The growth began to accelerate from 2001, reaching 830 kilotons in 2007. The demand mainly comes from heat transmission (47.5%), packaging (17.2%), capacitor (15.9%) and the other applications (19.4%). Although the demand has been increasing steadily, the average per capita consumption rate in China is still lower than the average level of the world.

Data Source: Report of China Aluminum Processing and Aluminum Market compiled by Sunlight Metal Consulting (Beijing) Co., LTD

In 2004 China became a net exporter of aluminum foil. Currently, Chinese aluminum foil manufacturers still do not have the technology and engineering of their Western competitors. As a result, Chinese industry imports much of the high end aluminum foil which is produced using more advanced techniques.

Data Source: General Administration of Customs of the People’s Republic of China

In China, the aluminum foil industry is very fragmented and numerous manufacturers exist with no dominant leader. The price is determined by the aggregate demand and supply of the industry. In 2009, there were nearly 150 different companies operating in the industry with an average output of 10 kilotons. In certain low value-added segments, competition is extremely intensive. The global financial crisis in 2008 results in a reshuffle of the industry. Many small manufacturers went out of business, and large and well-capitalized businesses gained shares in terms of volume.

The industry can be categorized into multiple product segments. Most of large producers focus on a few segments. Although fragmented as a whole, producers can take a leadership role in their respective segments. Chinese producers compete against each other on cost, R&D capabilities and improved engineering process which can enable them to gain market share in China as well as in the global industry. It is an industry with high entry barriers, which result mainly from the complexity of production technology and the large investment involved to begin operations.

Distribution Methods and Customers

Our products are sold domestically and internationally. For our international sales, we sell our products to the exporters who then export our products to the Middle East, America, Europe and other areas. We provide customer services with quick response for all of our domestic and international customers, which has resulted in relatively high customer satisfaction. The table below lists our customers representing 10% or more of sales (net of VAT) as of June 30, 2011:

	Company	Amount ($)	% of total sales
1	Zhengzhou Aluminum Co., LTD.	26,307,010	33%
2	Zhengzhou Shenglong Aluminum Co., LTD.	16,106,406	20%
	Total	42,413,416	53%

Zhengzhou Aluminum, the sole shareholder of Shenli, is our main exporter.

Competition

We face competition from various aluminum manufacturers ranging from small, private businesses to large, state-owned enterprises.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do.  In order for us to successfully compete in our industry we will need to:

•	maintain the quality of our products;

•	continue developing our relationships with domestic and international distributors; and

•	increase our financial resources.

However, there can be no assurance that even if we implement these strategies we will be able to compete effectively with other companies in our industry.

We expect that the competition in China aluminum foil market will be concentrated on the following aspects:

1.	Product quality. The enterprises that build a standard production administration system and get high precision equipment will win the competition in the future.

2.	Cost control. By improving production technology and yield, lowering the production cost, the enterprises will gain an advantage in the competition.

3.	Customer service. What an enterprise provides to the customers should be not only the products, but also value-added projects, which will help the enterprise get returning customers and stable orders.

4.
Branding. The profit is better supported by brand margin when we are facing the market of product homogeneity. Brand is also an important reference for the customers, and brand recognition is closely related with customer loyalty. So the competition in brand field is critical for both domestic and international enterprises.

We believe that we will be able to effectively compete in our industry because we focus on our aluminum foil production process in order to improve the quality of our equipment, product, and production. We are currently one of the leading suppliers of aluminum foil in the Chinese market. We have also enjoyed competitive advantages from the synergies of working closely with our largest supplier and sole shareholder: Zhengzhou Aluminum.

Intellectual Property

We entered into two intellectual property contracts with Zhengzhou Aluminum the sole shareholder of our VIE, Shenli. According to these contracts, Zhengzhou Aluminum authorizes us to use one registered patent, eight utility models and the trademark of “Zhong Yuan” for free from March 2008 to March 2017. Zhengzhou Aluminum bears the annual fees of the patent and the utility models, and we cover the costs of technical support provided to us by Zhengzhou Aluminum in connection with the usage of the patent and utility models.

The patent, which is a shortened production technique for the production of ultrathin aluminum foil, was registered in January 2008. The eight utility models were registered separately from August to October 2007. The registered period of the trademark is from March 2008 to March 2018. Our authorized rights relating to the patent, the utility models and the trademark are properly protected by patent law, trademark law, contract law and relevant regulations of China.

Research and Development

We did not incur any research and development expenses for our past two fiscal years.

Government Regulations

Members of the aluminum foil industry participate in the Nonferrous Metal Processing Association. The national industrial policy is set by the National Development and Reform Committee (“NRDC”), which regularly issues “Industry Structure Adjustment Guidelines”. These guidelines specify which industry is to be supported, limited, or eliminated by the national industrial policy.

The primary industrial and economic policies for the aluminum foil industry include:

Rules to accelerate the aluminum industry structure adjustment

The NRDC and the Ministry of Finance issued Rules to Accelerate Aluminum Industry Structure Adjustment to specify the objectives for the structure adjustment of aluminum processing industry. It requires that by the end of 2010 the ratio of aluminum sheet/plate/foil to aluminum extrusion reaches 6:4, industrial aluminum extrusion to construction aluminum extrusion 7:3, light gauge foils to medium gauge foils 4:6, and that out-of-dated production facilities are to be replaced by advanced production facilities.

Entrance Condition for Aluminum Industry

The NDRC issued Entrance Condition for Aluminum Industry, specifying detailed criteria for new entry to this industry with regard to production facility, energy and resource consumption, environment protection, land usage, production safety, and etc. It stipulates that the new projects should focus on the production of aluminum sheet, plate, foil and extrusions.

Environmental Protection Laws and Regulations

The Ministry of Environmental Protection of the People’s Republic of China is responsible for uniform supervision and control of environmental protection in China. It formulates national environmental quality and discharge standards and monitors China’s environmental system. Environmental protection bureaus at the county level or above are responsible for environmental protection within their respective jurisdictions.

Environmental regulations require companies to file an environmental impact report with the relevant environmental bureau for approval before undertaking the construction of a new production facility or any major expansion or renovation of an existing production facility. New facilities built pursuant to this approval are not permitted to operate until the relevant environmental bureau has performed an inspection and is satisfied that the facilities are in compliance with environmental standards.

The environmental protection law requires facilities that produce pollutants or other hazards to incorporate environmental protection measures in their operations and establish an environmental protection responsibility system. Such a system includes adoption of effective measures to control and properly dispose of waste gases, water and residue, dust or other waste materials. Any entity that discharges pollution must register with the relevant environmental protection authority.

Penalties for breaching the Environmental Protection Law include a warning, payment of damages, and imposition of a fine. Any entity undertaking a construction project that fails to install pollution prevention and control facilities in compliance with environmental standards for a construction project may be ordered to suspend production or operation and fined. Criminal liability may be imposed for a material violation of environmental laws and regulations that causes loss of property or personal casualty.

Effect of Environmental Regulations

As we conduct our manufacturing activities in China, we are subject to the requirements of Chinese environmental laws and regulations on air emission, waste water discharge, solid waste and noise. We aim to comply with those environmental laws and regulations. We are not subject to any admonitions, penalties, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental law or regulation. We do not have any reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations.

We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of September 28, 2011 we employed a total of 181 full time employees and no part time employees.

We comply with the labor laws and regulations of PRC and enter labor contracts with all the employees. We have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. Our employees in China participate in a compulsory pension plan organized by the Chinese government. We are required to make monthly contributions to the plan for each employee at the rate of 20% of his or her average monthly salary. In addition, according to laws and regulations of China, we are required to cover our employees in China with other types of social insurance. We believe that we are in material compliance with the relevant Chinese laws.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

We used the manufacturing plant and offices provided by Zhengzhou Aluminum for free for the years ended June 30, 2011, 2010 and 2009. The imputed rental expenses were $75,430 and $73,406 for the years ended June 30, 2011 and 2010, and were included in the rental expenses and additional paid in capital of the years.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board once our shareholders have free trading shares; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2011.

Equity Compensation Plan Information

Except as disclosed herein, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Convertible Securities

Except as disclosed herein, we do not have any outstanding convertible securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Zhengzhou Shenli Aluminum Foil Co., Ltd., or Shenli, or the VIE, was originally formed on Feb 4, 2008.  We are a manufacturer of aluminum foil products in central China. Demand for our aluminum foil is driven primarily by spending in the consumer products and electrical manufacturing industries. We have benefited from continued improvement of living standards among Chinese consumers and strong growth of aluminum foil usage as the PRC has rapidly urbanized.

Our principal business is the production of aluminum foil ranging from 0.005mm to 0.08mm in thickness. We operate one aluminum production line, which has an annual capacity of approximately 20,000 MT.  Our products are tailor-made to customers’ individual requirements.  China Aluminum Foil’s products are further processed by downstream manufacturers and incorporated into a wide variety of end products including, among others, home appliances, kitchen supplies, packaging, and specialized construction materials. Our facilities and head office are located in Zhengzhou of Henan Province.

On September 2, 2010, Congfu Li acquired a total of 99,000 shares of AJ Acquisition Corp. V, Inc., (the “Company”) from Gregg Jaclin and Richard Anslow, in a private transaction for total consideration of $40,000. After the acquisition, Mr. Li owned 99% of the issued and outstanding stock of the AJ Acquisition Corp. V, Inc.

On November 8, 2010, we completed a reverse acquisition transaction through a share exchange with Lucky Express Limited (hereafter referred to as “Lucky Express”), a Hong Kong entity established on April 22, 2010, and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Lucky Express in exchange for 10,000,000 shares of our Common Stock which constituted 99% of our issued and outstanding common stock  immediately after the consummation of the reverse acquisition.

As a result of the reverse acquisition, Lucky Express became our wholly-owned subsidiary and the former stockholders of Lucky Express became our controlling stockholders. The share exchange transaction with Lucky Express and the Shareholders was treated as a reverse acquisition for accounting and financial reporting purposes, with Lucky Express as the acquirer and us as the acquired party.  After the reverse acquisition, we changed our name to China Aluminum Foil, Inc. By virtue of our ownership of Lucky Express, we also own Zhengzhou Shentong Investment Consulting Co., Ltd. or Shentong Investment, which is a wholly owned foreign subsidiary of Lucky Express that effectively and substantially controls Shenli, through a series of captive agreements known as variable interest agreements or the VIE Agreements with Shentong Investment.

Holding Company Structure

We are a holding company with no material operations of our own. We conduct our operations in China primarily through our wholly owned subsidiary Shentong Investment and Zhengzhou Shenli Aluminum Foil Co., Ltd. (“Shenli”). Shenli is controlled by us through a series of contractual arrangements between Shentong Investment and Shenli and Zhengzhou Aluminum Co., Ltd., the sole shareholder of Shenli (the “Shenli Shareholder”). For a description of these contractual arrangements, please see Business-Organization.

However, this management control over Shenli through contracts may not be as effective in providing operational control as direct ownership. If Shenli or Zhengzhou Aluminum Foil Co., Ltd. fails to perform its respective obligations under these contractual arrangements, we may incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC laws, including seeking specific performance, injunctive relief or/and claiming damages, which may not be effective.

Pursuant to the contractual arrangements between Shentong Investment, Shenli and Zhengzhou Aluminum Co., Ltd., Shenli’s earnings and cash are used to pay consulting service fees in RMB to Shentong Investment in the manner and amount set forth in these agreements. After deducting the withholding taxes applicable to Shentong Investment ‘s revenue and earnings, making appropriations for its statutory reserve requirement (see ‘Liquidity and Capital Resources’) and retaining any profits from accumulated profits, the remaining net profits of Shentong Investment would be available for distribution to its sole shareholder, Lucky Express (China) Ltd. and from Lucky Express to us.

Certain shareholders of ours are also directors and executive officers of our VIE. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he/she directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant VIE and must not use their respective positions for personal gains. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant VIE. Conflicts may arise between these individuals’ fiduciary duties as director and officer of the VIE and our company.

We cannot assure you that when conflicts of interest arise, these individuals will act in the best interest of our company or that conflicts of interest will be resolved in our favor. Currently, we do not have arrangements to address potential conflicts of interest between these individuals and our company and a conflict could result in these individuals as directors and officers of our company violating fiduciary duties to us. In addition, these individuals may breach or cause our VIE to breach or refuse to renew the existing contractual arrangements that allow us to effectively control our VIE and receive economic benefits from them. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our VIE, we would have to rely on legal proceedings, which could result in disruption of our business, and there would be substantial uncertainty as to the outcome of any such legal proceedings.

Critical Accounting Policies

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its VIE, Shenli. All significant inter-company transactions and balances have been eliminated in consolidation.

Through the contractual arrangements as described in Business-Organization, the Company’s wholly owned subsidiary, Shentong Investment, controls the critical and significant transactions of Shenli, including its operating activities, investing activities, financing activities and equity changes and is deemed the primary beneficiary of the VIE - Shenli. Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for the years ended June 30, 2011 and 2010. The Company does not control Zhengzhou Aluminum Co., Ltd. either by equity interest or through any contractual arrangements, therefore the financial statements of Zhengzhou Aluminum Co., Ltd. is not included in the Company's consolidated financial statements.

Basis of preparation

The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned subsidiary and its VIE as of June 30, 2011 and 2010, and for the years ended June 30, 2011 and 2010, and have been prepared in accordance with U.S. Generally Accepted Accounting Principles or US GAAP.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its VIE - Shenli. All significant inter-company transactions and balances have been eliminated in consolidation.

Because of the contractual arrangements as described in Business-Organization, which assigned all of Shenli ‘s equity owners’ rights and obligations to Shentong Investment, resulting in the equity owners lacking the ability to make decisions that have a significant effect on Shenli’s operations and because of Shentong Investment’s ability to extract profits from the operation of Shenli and assume Shenli’s residual benefits, Shentong Investment becomes the primary beneficiary of Shenli.  Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for the years ended June 30, 2011 and 2010.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded that the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rates approximate current rates available. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of June 30, 2011 and 2010, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles at respective balance sheet dates.

Revenue Recognition

We derived revenues from sales of aluminum foils products, aluminum ingots and providing processing services. We recognize sales in accordance with the SEC Staff Accounting Bulletin or SAB No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.” We recognize revenue when the following criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services were rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy — We operate our facilities in China and derive significant portion of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of approximately 10% in real gross domestic product from 1996 through 2010. (World Economic Outlook (April 2011) through International Monetary Fund Data Mapper). China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

•
Supply and Demand in the Aluminum Market — We are subject to macroeconomic factors dictating the supply and demand of aluminum and aluminum foil in the PRC. Bauxite and aluminum prices have been volatile in the past, and while they have stabilized since the first quarter of 2009, our revenues and earnings could be dramatically affected by increases and decreases in bauxite and aluminum costs.

•
Production Capacity — In order to capture the market share and take advantage of the demand for our products, we have expanded and wish to continue to expand our production capacity. Increased capacity has had a significant effect on our ability to increase revenues and net income through increased product sales. We have signed an operating lease for a newly constructed 15,000 MT aluminum foil plant adjacent to our current facilities. If we successfully expand our production capacity, we should be able to gain new customers in new markets.

•
Our Product Mix — Our gross margin is affected by our product mix. We produce and sell products according to customer orders.  In general, we receive higher profit margins on our thinner products than we receive on our thicker products.  We therefore strive to allocate our capacity to the highest margin product mix possible for a given output tonnage by focusing our product mix on thinner products where possible.

Results of Operations

Comparison of the operation results for the year ended June 30, 2011 with the operation results for the year ended June 30, 2010.

The following table sets forth key components of our results of operations during the years ended June 30, 2011 and 2010, both in dollars and as a percentage of the sales revenue:

	For the year ended
	June 30, 2011%		June 30, 2010%
	(Audited)		(Audited)
Sales revenue	$80,122,730	100%	$44,133,557	100%
Cost of revenue	75,667,105	94%	42,001,203	95%
Gross profit	4,455,625	6%	2,132,354	5%

Operating expenses
Selling expenses	123,633	0%	397,170	1%
General and administrative expenses	670,863	1%	580,494	1%
Total operating expenses	794,496	1%	977,664	2%

Income from operations	3,661,129	5%	1,154,690	3%
Income before income tax	3,656,748	5%	1,150,321	3%
Net Income	$2,959,609	4%	$1,150,321	3%

Revenue.

Revenue for each product line, together with percentage contribution of each product line in total revenue and their change analyses are summarized as follows:

	For the year ended
	June 30, 2011	% of	June 30, 2010	% of	Change analyses
		total revenue		total revenue	Amount	%
Aluminum foil	47,428,365	59%	21,503,569	49%	25,924,796	121%
Aluminum alloy	25,642,425	32%	18,498,159	42%	7,144,266	39%
Aluminum waste	5,249,502	7%	3,716,284	8%	1,533,218	41%
Aluminum foil stock	1,020,338	1%	25,039	0%	995,299	3975%
Other revenue	782,100	1%	390,506	1%	391,594	100%
Total revenue	80,122,730		44,133,557		35,989,173	82%

Aluminum foil represents revenue generated from sale of the aluminum foil. Revenue generated from sale of aluminum alloy represents businesses where the Company buys aluminum alloy from third parties and then sells them at higher prices. Aluminum waste is material residuals from the Company’s manufacturing process and can be reused as raw material for producing aluminum foil.  Most of the sale of aluminum waste is to Zhengzhou Aluminum. The selling price of aluminum waste is equivalent to the market price for the aluminum foil raw material. Revenue generated from sale of foil stock represents an accidental business line to our overall business. Foil stock is the immediate preceding material before it is further reduced to aluminum foil in various thicknesses. Other revenue mainly includes revenue of processing fees charged to our customers who needed their materials processed at our manufacturing plants.

For the year ended June 30, 2011, our revenue increased by 82% to $80.1 million  compared with the revenue of $44.1 million for the year ended June 30, 2010.

Revenue generated from sale of aluminum foil increased more than $25.9 million, or 121%, for the year ended June 30, 2011 as compared  to the results for the year ended June 30, 2010. The increase was primarily driven by increase in sale tonnage of aluminum foil as the result of external market improvement and our increased sales efforts. For the year ended June 30, 2011, sale tonnage of manufactured aluminum foil increased 73% from 8,214 MT during the year ended June 30, 2010 to 14,173 MT during the same period of 2011. In addition, the average selling price of aluminum foil, which was denominated in RMB, also increased 8% during the year ended June 30, 2011 compared with the same period in year 2010. Lastly, the total revenue from sale of aluminum foil was further positively affected by a 2.7% increase in the value of RMB against USD as revenue was translated from RMB to USD.

Revenue generated from the sale of aluminum alloy increased more than $7.1 million, or 39%, for the year ended June 30, 2011 compared with the same period ended June 30, 2010. The increase was primarily driven by increase in sale tonnage as the result of our increased efforts to develop this business line. For the year ended June 30, 2011, sale tonnage of aluminum alloy increased 32% from 9,718 MT in the year ended June 30, 2010 to 12,856 MT in the year ended June 30, 2011. At the same time, selling price of aluminum alloy, which was denominated in RMB, also increased 2% due to the same increase in the prevailing market rate for aluminum alloy. Again, the overall increase of revenue from sale of aluminum alloy was also affected by the 2.7% increase in the value of RMB against USD during the period.

Revenue from the sale of aluminum waste for the year ended June 30, 2011 increased 41% compared with the same period ended June 30, 2010. This increase was primarily attributable to the following factors: a 20% increase in sales tonnage and an 11% increase in our average selling prices.

Sale of foil stock started in September 2009 and increased significantly for the year ended June 30, 2011. Due to the low gross profit margin nature of the sale of foil stock, this business is not intended to be our business focus in the future.

As described elsewhere herein, our Chinese VIE, the main operating company, Shenli’s functional currency is the Chinese Renminbi. We have no sales that are directly denominated in U.S. dollars. Sales to the overseas markets are dealt with through the sales to Zhengzhou Aluminum, which then sells products overseas.

The sale prices of our transactions with Zhengzhou Aluminum Co., Ltd. are denominated in Chinese Yuan and are based on prevailing domestic RMB market rates of aluminum foil. Gain or loss from currency fluctuation  is completely absorbed by Zhengzhou Aluminum.

Foreign currency translation gains.

For the year ended June 30, 2011, we reported an unrealized gain on foreign currency translation of $805,505 compared with $15,176 for the year ended June 30, 2010, which reflected the effect of the value of U.S. dollars in relation to RMB. These gains are non-cash items.

The accompanying financial statements have been translated and presented in U.S. dollars using related period end exchange rates for assets and liabilities, and the average exchange rates for the relevant periods for net revenues, costs, and expenses. Net gains resulting from foreign exchange transactions, if any, are included in the statements of income and do not have a significant impact on our financial statements.

Cost of Revenue.

The following table summarizes the composition of the cost of revenue with each component’s percentage of the total cost of revenue:

	For the year ended June 30				Change analyses
	2011	% of	2010	% of	Amount	%
		total cost		total cost
Manufacturing overhead	4,460,265	6%	2,963,613	7%	1,496,652	51%
Raw material for
Aluminum foil	39,669,202	53%	16,866,913	40%	22,802,289	135%
Aluminum alloy	25,275,573	33%	18,383,872	44%	6,891,701	37%
Aluminum waste	5,249,504	7%	3,716,284	9%	1,533,220	41%
Aluminum foil stock	1,012,561	1%	70,521	0%	942,040	1336%
Total cost of revenue	75,667,105	100%	42,001,203	100%	33,665,902	80%
As a percentage of revenue	94.4%		95.2%

Manufacturing costs include depreciation of manufacturing plant and equipment, repair and maintenance costs, packaging costs and other manufacturing overhead.

Total cost of revenue increased $33.7 million, or 80%, in the year ended June 30, 2011 compared with the year ended June 30, 2010. The increase was mainly attributable to the increase in purchase volume for raw materials as the result of increased sales volume. In addition, the average purchase price per ton for aluminum foil raw materials  increased 4% during the year ended June 30, 2011 compared with the year ended June 30, 2010. The average purchase price per ton for aluminum alloy increased 1% during the year ended June 30, 2011 compared with the year ended June 30, 2010.

The spread between the aluminum material purchase price and aluminum foil sales price we charged to our customers fluctuated over the past two years, mainly driven by economic condition and market supplies and demands. The graph below shows the unaudited average aluminum purchase price and aluminum foil sales price we experienced in the marketplace since July 2008:

Aluminum foil sales prices fell 30.4% from a high of RMB 22,265 (approximately $3,266) per metric ton in July of 2008 to a low of RMB 15,504 (approximately $2,280) per metric ton in March of 2009. Our average purchase price for aluminum reached a peak in July 2008 at RMB 18,122 (approximately $2,658) per metric ton and fell to a low of RMB 11,824 (approximately $1,739) per metric ton in January of 2009, a decline of 34.8%. Throughout this period of intense volatility we were able to maintain a positive spread of minimum RMB 2,168 (approximately $319) per metric ton between material purchase price and aluminum foil sales price. We anticipate that the spread always stays positive so that aluminum foil manufacturers have economic incentive to continue their operations.

Manufacturing overhead increased 51%, or $1.5 million, during the year ended June 30, 2011 compared with the year ended June 30, 2010. The increase was the result of increased packaging costs due to the increased proportion of the sales to Zhengzhou Aluminum Co., Ltd. in the Company’s total sales, from 27% in the year ended June 30, 2010 to 38% in the year ended June 30, 2011. Sales to Zhengzhou Aluminum Co., Ltd., which then exports the products overseas, require the Company to adopt a packaging method fit for overseas shipment at increased cost to the Company.

Our purchases of raw materials were made in China, and thus costs of goods sold were predominately denominated in RMB. On translating the financial statements from RMB to USD values, the overall increase of cost of goods sold was also affected by the 2.7% increase in the value of RMB against USD during the period.

Gross Profit and Gross Margin.

	For the year ended June 30		Change analysis
	2011	2010	Amount	%
	(Audited)	(Audited)
Gross profit	4,455,625	2,132,354	2,323,271	109%
As % of revenue	5.56%	4.83%

Our gross profit increased by $2.3 million, or 109%, for the year ended June 30, 2011 as compared with the results of the year ended June 30, 2010. Gross margin increased from 4.83% for the year ended June 30, 2010 to 5.56% for the year ended June 30, 2011. The increase in gross margin was primarily due to decreased overhead per unit as a result of the increased production output during the year ended June 30, 2011.

Gross margin percentages by the Company’s major product lines are as follows:

	For the year ended June 30
	2011	2010
Aluminum foil	6.96%	7.78%
Aluminum alloy	1.43%	0.62%
Overall gross profit %	5.56%	4.83%

The decrease in gross margin for aluminum foil was primarily due to the inclusion of the revenue generated from sale of purchased aluminum foil. Purchased aluminum foil do not need further processing from the Company and are sold by adding a small profit margin on the purchase price. When ignoring the impact of the purchased aluminum foil, the gross margin for aluminum foil is 8.15%, representing a slightly improved margin as compared to that of the year 2010. The improvement is primarily due to decreased overhead per unit as a result of the increased production output during the year ended June 30, 2011. The increased gross margin for aluminum alloy was due to the 2% overall market price increase for aluminum alloy while the purchase price for aluminum alloy increased 1% during the year ended June 30, 2011 as compared to the year ended June 30, 2010.

Selling Expenses

Selling expenses consist primarily of salaries, sales commissions, delivery expenses and other expenses. During the year ended June 30, 2011, our selling expenses decreased by $273,537, or 69%, compared with the year ended June 30, 2010. The decrease was mainly due to a decrease of $257,148 in delivery expenses as a result of our renegotiation of contract terms by having our customers to bear the expenses for goods delivery.

General and Administrative Expenses.

Our general and administrative expenses increased by $90,369, or 16%, during the year ended June 30, 2011 compared with the year ended June 30, 2010. The increase was mainly due to the increased depreciation expenses of plant and equipment as a result of added fixed assets during the year and increased repair and maintenance expenses.

Income Before Income Taxes.

Our income before income taxes increased by $2.5 million, or 218%, during the year ended June 30, 2011 compared with the year ended June 30, 2010. The increase was due to the net effects of increased revenue, increased gross profit margin and slightly decreased operating expenses during the year ended June 30, 2011.

Net Income

In the year ended June 30, 2011 we generated net income of $2,959,609 compared with $1,150,321 in the same period of 2010. This increase was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

In accordance with China’s Company Laws, the Company’s subsidiary and VIE in China are required to make appropriations from their after-tax profit (as determined under PRC GAAP) to the statutory surplus fund, a non-distributable reserve fund prior to payment of any dividends. The appropriation to the statutory surplus fund must be at least 10% of the after-tax profits. Where there are accumulated losses brought forward from previous years, the after-tax profit is first used to compensate for the losses before the 10% appropriation can be made of the residual after-tax profit. Appropriation is not required if the surplus fund has reached 50% of the registered capital of the respective company. The use of the statutory surplus fund is restricted to offsetting previous accumulated losses or increasing the registered capital of the respective company.

We rely on dividends paid by our PRC subsidiary, Zhengzhou Shentong Investment Consulting Co., Ltd. and our Chinese VIE - Zhengzhou Shenli Aluminum Foil Co., Ltd. (formerly “Shensheng”) for the cash needs of China Aluminum Foil, Inc. (please see Holding Company Structure), including the funds necessary to pay any dividends and other cash distributions to our shareholders.  The payment of dividends by entities established in China is subject to limitations described above. However, we don’t believe that these limitations on the ability of our PRC subsidiary and VIE to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, or otherwise fund and conduct our business.

The flow of the earnings and cash from Shenli, our VIE and Shentong Investment, our PRC subsidiary, through our corporate structure is as follows:

• Shenli and Shentong Investment have entered into an exclusive consulting agreement, under which all net profits of Shenli shall be used to pay management fees to Shentong Investment in the manner as specified under the agreement.

• After (1) paying the business taxes and income taxes applicable to Shentong Investment's revenue and earnings, respectively, and (2) appropriating the statutory reserve as discussed above and any profits to be retained from accumulated profits, the remaining net profits of Shentong Investment will be distributable, net of applicable withholdings taxes, to its sole shareholder, Lucky Express and from Lucky Express to us, mainly through dividend distribution.

Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, can be made in foreign currencies without prior SAFE approval through certain procedural mechanisms. Therefore, Shentong Investment can pay dividends in foreign currencies to us without prior approval from SAFE.

Historically, we have financed our operations primarily through cash provided by operating activities. Our current cash and cash equivalents primarily consist of cash on hand and demand deposits, which are unrestricted as to withdrawal and use and are deposited with banks in China.

Our anticipated short-term and long-term liquidity requirements primarily include working capital for funding our ongoing operations. We plan to fund our future liquidity requirements from cash provided by operating activities. We currently anticipate that we will be able to meet our needs to fund our operations beyond the next twelve months with operating cash flows and existing cash balances.

As of June 30, 2011, we had cash and cash equivalents of $1,597,711, consisting primarily of cash on hand and demand deposits.

We believe that our current cash, cash flows provided by operating activities and  access to help from our related party will be sufficient to meet our working capital needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage market risk.

The following table provides detailed information about our net cash flows for the year ended June 30, 2011 and June 30, 2010:

Working Capital
	At June 30, 2011	At June 30, 2010
Current Assets	$10,524,161	$10,377,854
Current Liabilities	$5,063,171	$8,580,441
Working Capital	$5,460,990	$1,797,413

Cash Flows
	For the year ended June 30,
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$12,405,919	$(7,233,519)
Net Cash Used In Investing Activities	$(1,309,055)	$(709,584)
Net Cash Provided By (Used In) Financing Activities	$(9,964,092)	$7,916,013
Effect of Exchange Rate Changes	$328,197	$52,107
Increase In Cash During The Period	$1,460,969	$25,017

Operating activities

During the year ended June 30, 2011 we received net cash of $12,405,919 from operating activities compared with net cash used of $7,233,519 in operating activities during the year ended June 30, 2010.

For the year ended June 30, 2011, the net cash flow provided by operating activities was primarily due to the net income of $2,959,609 adjusted for the add-back of non-cash items of depreciation of $485,063. In addition, changes in operating assets and liabilities such as a decrease in accounts receivable of $3.77 million, a decrease in advance to suppliers of $685,869, an increase in inventories of $1.8 million, an increase in accounts payable of $266,773 and a decrease in related party receivable of $5,578,051 from operating activities, also affected our operating cash flows.

The decrease in our accounts receivable increased our operating cash flows and was the result of better management of our credit policy which required customers to make payments within a set payment period. Our account receivable age remained at one or two months long.

The decrease in advance to suppliers of $685,869 was caused by the timing difference of several large advance payments paid in June 2010 for purchase of raw materials. These advance payments were subsequently cancelled out when the related goods were received in the following month. As of June 30, 2011, no timing difference of such large amounts existed. Hence, the decrease was not expected to continue in a consistent pattern in the future.

The increases in inventories of $1.8 million and accounts payable of $266,773 were in line with our overall revenue growth during the year ended June 30, 2011. Increased inventory level led to increased operational cash needs which were partially compensated by the increased accounts payable.

Operating cash flows occurred from related party transactions represent the net amounts of related party payables and receivables arising from operating activities with related parties, such as sales to or purchases from the related parties. The decrease of $5,578,051 in related party receivable for the year ended June 30, 2011 was the direct result of our deliberate efforts to request speedy payments from Zhengzhou Aluminum as soon as transactions with Zhengzhou Aluminum occurred. We intend to put more efforts on maintaining an even lower level of amount owed from or owed to Zhengzhou Aluminum in the future.

Investing activities

During the year ended June 30, 2011, we used net cash of $1,309,055 for investing activities, including $772,606 for purchasing short-term investment, $239,500 for purchasing of property, plant and equipment and $296,949 for the increase in notes receivable. The short-term investment is a one-time purchase of a bank investment product and is not expected to recur on a consistent basis in the future.

             Financing activities

During the year ended June 30, 2011, we received net cash of $159,976 from private placement financing activities. The cash outflow of $10,124,068 made to Zhengzhou Aluminum during the year ended June 30, 2011 was the repayments for loans payable on demand between Zhengzhou Aluminum and Shenli.

We intend to meet our cash requirements for the next 12 months through retained earnings and a combination of debt financing and equity financing by way of private placements.  We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings. In addition, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plans.

Contractual Obligations and Commercial Commitments

       The following table sets forth our contractual obligations as of June 30, 2011:

	Payment Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(RMB)
Operating lease obligations	75,430	75,430	-	-	-

The operating lease obligation is related to the renting of offices, plants and equipment from our related party, Zhengzhou Aluminum. However, the lease payment commitments under the leasing agreement do not necessarily translate into future cash pressure for the Company due to the affiliation nature of the relationship between the Company and Zhengzhou Aluminum. Please refer to note 12 on page F-15 for more information of the related operating lease agreement.

As of June 30, 2011, we have no other contractual obligations and commitments with any third party.

Inflation

Inflation has not had a material effect on our business and we do not expect that inflation will materially affect our business in the foreseeable future. Our management closely monitors price changes in the aluminum industry and continuously maintains effective cost control in operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Aluminum Foil Incorporation
Nevada, United States

We have audited the accompanying consolidated balance sheets of China Aluminum Foil Incorporation and its subsidiaries (Collectively, the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. In connection with our audit for the consolidated financial statements, we have also audited the condensed parent company financial statements for the years ended June 30, 2011 and 2010. These consolidated financial statements and the condensed parent company financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related condensed parent company financial statements, when considered in relation to the consolidated financial statements taken in a whole, presents fairly, in all material aspects, the information set forth then.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

September 28 , 2011

China Aluminum Foil, Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	June 30, 2011	June 30, 2010
	(Audited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	1,597,711	$136,742
Short-term investment	772,606	-
Accounts receivable	1,478,447	5,003,961
Advance for inventory purchase	796,180	1,412,365
Other receivables	52,977	301,113
Inventories	5,303,958	3,308,935
Notes receivable	522,282	214,738
Total Current Assets	10,524,161	10,377,854

Prepayments for office building	-	1,278,768
Property, plant and equipment, net	5,805,640	4,207,210
Deferred tax assets - long term	234,452	-
Other assets, net	160,321	269,759
TOTAL ASSETS	16,724,574	$16,133,591
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	640,564	$356,216
Customer deposits	202,285	-
Accrued expenses and other liabilities	74,054	102,966
Taxes payable	235,409	62,015
Due to related parties	3,910,859	8,059,244
Total Current Liabilities	5,063,171	8,580,441
TOTAL LIABILITIES	5,063,171	$8,580,441
SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;10,201,011 and 100,000 shares issued and outstanding as of June 30, 2011 and 2010, respectively	10,201	$100
Additional paid in capital	8,131,425	7,798,387
Statutory reserves	292,456	-
Retained earnings/(deficit)	2,276,635	(390,518)
Accumulated other comprehensive income	950,686	145,181
TOTAL SHAREHOLDERS’ EQUITY	11,661,403	7,553,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	16,724,574	$16,133,591
The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statements of Operations and Comprehensive Income
 (Stated in US dollars)

	For the year ended
	June 30, 2011	June 30, 2010

Sales revenue
Sales to third party	$53,815,720	$32,057,201
Sales to the related party	26,307,010	12,076,356
Total sales revenue	80,122,730	44,133,557
Cost of revenue	75,667,105	42,001,203
Gross profit	4,455,625	2,132,354

Operating expenses
Selling expenses	123,633	397,170
General and administrative expenses	670,863	580,494
Total operating expenses	794,496	977,664

Income from operations	3,661,129	1,154,690
Interest income	1,296	713
Bank charges	(5,677)	(5,082)
Income before income tax	3,656,748	1,150,321

Income tax expenses	697,139	-

Net income	$2,959,609	$1,150,321

Other comprehensive income
Foreign currency translation adjustments	805,505	15,176
Total comprehensive income	$3,765,114	$1,165,497

Earnings per share - basic and diluted	0.43	11.50
Weighted average shares outstanding - basic and diluted	6,839,754	100,000

The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

	Common Stock No. of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Statutory Reserves	Retained Earnings (Deficit)	Total Equity
Balance as of June 30, 2009	100,000	100	7,634,856	130,005	-	(1,540,839)	$6,224,122
Net income						1,150,321	1,150,321
Leasing expense for using parent’s equipments and premises			163,531				163,531
Foreign currency translation adjustment				15,176			15,176
Balance as of June 30, 2010	100,000	100	7,798,387	145,181	-	(390,518)	7,553,150
Net income	-	-	-	-	-	2,959,609	2,959,609
Foreign currency translation adjustment	-	-	-	805,505	-	-	805,505
Private placement completed on October 29,2010	9,900,000	9,900	150,076	-	-	-	159,976
Shares issued in reverse merger on November 8,2010	100,000	100	(100)	-	-	-	-
Issuance of 101,011 shares with no proceeds on March 18,2011	101,011	101	(101)	-	-	-	-
Imputed expenses for free use of the shareholder’s facilities	-	-	183,163	-	-	-	183,163
Earnings appropriated for statutory reserves	-	-	-	-	292,456	(292,456)	-
Balance as of June 30, 2011	10,201,011	10,201	8,131,425	950,686	292,456	2,276,635	11,661,403

The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the year ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,959,609	$1,150,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expenses	485,063	333,548
Changes in operating assets and liabilities:
Accounts receivable	3,772,403	(4,939,630)
Advance to suppliers	685,869	(1,337,427)
Other receivables	262,993	(130,808)
Inventories	(1,831,765)	(1,158,416)
Deferred tax assets	(234,452)	-
Prepaid expenses	122,748	(269,759)
Accounts payable	266,773	(354,276)
Customer deposits	202,285	(156,539)
Other payables	(33,992)	42,333
Taxes payable	170,334	55,494
Due to/from related party	5,578,051	(468,360)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,405,919	(7,233,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	(772,606)	-
Purchase of property, plant and equipment	(239,500)	(3,092)
Prepayments for office building	-	(518,731)
Notes receivable	(296,949)	(187,761)
CASH USED IN INVESTING ACTIVITIES	(1,309,055)	(709,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution in private placement	159,976	-
Proceeds from (repayment to) related parties	(10,124,068)	7,916,013
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,964,092)	7,916,013
Effect of exchange rate changes on cash and cash equivalents	328,197	52,107

NET INCREASE (DECREASE) IN CASH	1,460,969	25,017
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$136,742	$111,725
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,597,711	$136,742

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$771,015	$80,151

NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest to the related party	$183,163	162,531
Property additions with payments made in previous years	$1,310,059	$493,307

The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil, Inc.
Notes to Consolidated Financial Statements
(Stated in US dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Zhengzhou Shenli Aluminum Foil Co., Ltd. (“Shenli”, formerly “Zhengzhou Shensheng Aluminum Foil Co., Ltd.”) was incorporated on February 4, 2008 in Zhengzhou City, Henan Province, People’s Republic of China (the “PRC”) with registered capital of RMB 60 million ($8,342,255). Mr. Congfu Li is the controlling shareholder of Zhengzhou Aluminum Co., Ltd., (“Zhengzhou Aluminum”) and 100% of equity interest of Shenli is held by Zhengzhou Aluminum. Shenli is primarily engaged in manufacturing and sales of aluminum foil products in China. China Aluminum Foil Inc. (“China Aluminum”, or “the Company”, formerly “AJ Acquisition Corp V, Inc.”) was incorporated in the State of Nevada on January 29, 2010. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

Prior to the incorporation on February 4, 2008, Shenli was a division of Zhengzhou Aluminum. On January 22, 2008, the shareholders of Zhengzhou Aluminum consented to separate the division from the Group and incorporate into a new company.  Zhengzhou Aluminum transferred its equipments to Shenli and the assets transferred were recorded at historical costs as it was a transfer between entities under common control.

Lucky Express (China) Limited (“Lucky”) was incorporated under laws of Hong Kong, PRC, on April 22, 2010 to serve as the intermediate holding company.  Mr. Congfu Li, the controlling interest holder of Shenli acquired 100% of the outstanding shares of the company on September 20, 2010.

Zhengzhou Shentong Investment Consulting Co., Ltd. (“Shentong”) was incorporated on August 10, 2010 in Zhengzhou City, Henan Province, PRC, and is a wholly owned foreign enterprise (“WOFE”) of the Company.

On August 12, 2010, prior to the reverse acquisition, Shentong entered into a series of variable interest entity (“VIE”) agreements with Zhengzhou Aluminum and Shenli.  Pursuant to the VIE agreements, Shenli became Shentong’s variable interest entity.  The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.  The VIE agreements include:

•
A Consultation Agreement, pursuant to which Shentong has the exclusive right to provide to Shenli general business operation services, including advice and strategic planning, as well as consulting services related to human resources, staffing and training (the “Services”).  Under this agreement, Shentong owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services.

•
An Operating Agreement, pursuant to which Shentong provides guidance and instructions on Shenli’ daily operations, financial management and employment issues.  The Shenli Shareholder must designate the candidates recommended by Shentong as their representatives on the boards of directors of Shenli.  Shentong has the right to appoint senior executives of Shenli.  In addition, Shentong agrees to guarantee Shenli’s performance under any agreements or arrangements relating to Shenli’s business arrangements with any third party.  Shenli, in return, agrees to pledge their accounts receivable and all of their assets to Shentong.  Moreover, Shenli agrees that without the prior consent of Shentong, Shenli will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operations to any third party.

•
A Share Pledge Agreement, under which the Shenli Shareholder pledged all of their equity interests in Shenli to Shentong to guarantee Shenli’s performance of their obligations under the Consultation Agreement.

•
An Option Agreement, under which the Shenli Shareholder irrevocably granted Shentong or its designated person an exclusive option to purchase, to the extent permitted under the PRC law, all or part of the equity interests in Shenli for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Shentong or its designated person has sole discretion to decide when to exercise the option, whether in part or in full.

•
A Proxy Agreement, pursuant to which the Shenli Shareholder agreed to irrevocably grant a person to be designated by Shentong with the right to exercise the Shenli Shareholder’s voting rights and their other rights, including the attendance at and the voting of the Shenli Shareholder’s shares at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of Shenli, and appoint and vote for the directors and Chairman as the authorized representative of the Shenli Shareholder.

 Through the above agreements entered, the Company’s wholly owned subsidiary, Shentong, controls the significant transactions of Shenli and is deemed the primary beneficiary of the VIE - Shenli.

On September 2, 2010, Congfu Li acquired a total of 99,000 shares of AJ Acquisition Corp. V, Inc., (the “Company”) from Gregg Jaclin and Richard Anslow, in a private transaction for a total consideration of $40,000.  After the acquisition, Mr. Li owned 99% of the issued and outstanding stock of the Company.

On November 8, 2010, Lucky Express completed a reverse acquisition through a share exchange with the Company whereby the Company acquired 100% of the issued and outstanding common stock of Lucky Express in exchange for 10,000,000 shares of the Company. As a result of the reverse acquisition, Lucky Express became the Company’s wholly-owned subsidiary and the former shareholders of the Lucky Express became controlling stockholders of the Company.  The share exchange transaction was treated as a reverse acquisition, with Lucky Express as the accounting acquirer and the Company as the acquired party.

On August 1, 2011, Zhengzhou Shensheng Aluminum Foil Co., Ltd. changed its name to Zhengzhou Shenli Aluminum Foil Co., Ltd.

The acquisition of Shenli’s controlling interest has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The accompanying consolidated financial statements reflect the financial positions, results of operations and cash flows of the Company and all of its wholly owned subsidiaries and its VIE as of June 30, 2011 and 2010, and for the years ended June 30, 2011 and 2010, and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”).

(b)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its VIE, Shenli. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company has evaluated each of its interests in Shenli to determine that Shenli is a VIE of the Company. Through the contractual arrangements described in Note 1, Shentong is deemed the primary beneficiary of Shenli. Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for the years ended June 30, 2011 and 2010.

During the years ended June 30, 2011 and 2010, the Company provided no funding to Shenli.

The following financial statement amounts and balances of Shenli were included in the accompanying consolidated financial statements as of and for the years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Total assets	$16,695,998	$16,133,591
Total liabilities	5,231,201	8,580,441
Revenue	80,122,730	44,133,557
Cost of revenue	75,667,105	42,001,203
Net income	2,970,220	1,150,321
Cash provided by (used in) operating activities	12,462,933	(7,223,519)
Cash used in investing activities	(1,309,055)	(709,584)
Cash provided by (used in) financing activities	(10,124,068)	7,916,013

(c)	Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

(d)	Concentrations of credit risk

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of June 30, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for accounts receivable and maintains an allowance for doubtful accounts of accounts receivable.

(e)	Cash and cash equivalents

Cash and cash equivalents include all cash on hand, demand deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2011 and 2010, almost all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

(f)	Allowance for doubtful debts

The Company establishes an allowance for doubtful debts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to the aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. As of June 30, 2010 and 2011, the Company determined that no allowance for doubtful accounts was necessary.

(g)	Short-term investment

The Company’s short-term investments represent the Company’s purchase of a financial investment product provided by a bank with the contract term being less than one year. The anticipated return was based on the overall investment results of the bank’s investment activities using the capital raised by selling the financial investment product. The short-term investment is classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. The short-term investment is recorded at cost which approximates the fair market value. The investment matured and the Company received all principle balance back on July 5, 2011.

(h)	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost valuation basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared with current or committed inventory levels. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Write-down of inventory to lower of cost or market is also recorded in cost of revenue.

(i)	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on straight-line basis over their estimated useful lives as set out below:

Classification	Useful Life	Residual Value
Machinery and equipment	15 years	5%
Electronic equipment	5 years	5%
Office furniture	5 years	5%
Office building	35 years	5%

Maintenance or repairs, which do not extend the lives of the respective assets, are charged to expenses as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

(j)	Impairment of long-lived assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. The Company performs the impairment evaluation every six months. The Company would determine the fair market value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. It’s the Company’s accounting policy that an impairment evaluation is performed every six months. In conducting this evaluation, the Company used a discounted cash flow approach in estimating fair value using a discount rate determined by management to be commensurate with the risk inherent in the current business model.

During the impairment evaluation reviews for the years ended June 30, 2011 and 2010, considering there had been no external changing events, nor any operational strategy changes, the review results shows no impairments. Therefore no impairment of long-lived assets was recognized for the years ended June 30, 2011 and 2010.

(k)	Revenue recognition

The Company derived revenues from sales of aluminum foils products, aluminum ingots and providing processing services. The Company recognizes sales in accordance with United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition”. The Company recognizes revenue when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services were rendered, (iii) the price to the customer is fixed or determinable and (iv) the collection of the resulting receivable is reasonably assured.

Product revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Processing service revenue is recognized when the service is rendered. Written sales agreements or customers purchase orders, which specify price, product specifications, and quantity, are used as evidence of an arrangement. In the PRC, value added tax (“VAT”) of 17% on invoiced amount is collected on behalf of tax authorities. Revenues represent the invoiced value of goods, net of VAT.

(l)	Cost of revenue

Cost of revenue consists primarily of material costs, freight charges, direct labor, overhead and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenue.

(m)	Income taxes

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

(n)	Comprehensive income

The Company has adopted the provisions of ASC 220 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. During the periods presented, other comprehensive income includes cumulative translation adjustment from foreign currency translation.

(o)	Foreign currency translation

The functional currency of the Company is Chinese currency Renminbi (“RMB”) and its reporting currency is U.S. Dollar (“USD”).

Since RMB is not freely convertible into foreign currencies, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchanges.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.

The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency translation are included in arriving at net income (loss) for the respective period.

For financial reporting purposes, the financial statements of the Company prepared in RMB are translated into the Company’s reporting currency - USD. Balance sheet accounts with the exception of the equity accounts are translated using the closing exchange rate in effect at the balance sheet date, income and expenses accounts are translated using the average exchange rate for the reporting period and the equity accounts are stated at their historical exchange rates.

Gain or loss on translating the functional currency into the reporting currency is reported as other comprehensive income. As of June 30, 2011 and 2010, the accumulated other comprehensive income in the stockholder’s equity account were $950,686 and $145,181, respectively.

The exchange rates used for foreign currency translation are as follows ($1 = RMB):

Period Covered	Balance Sheet Date Rate	Annual Average Rate
Year ended June 30, 2010	6.7909	6.8114
Year ended June 30, 2011	6.4716	6.6287

(p)	Fair value of financial instruments

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rates approximate current rates available. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair values.  It is management’s opinion that as of June 30, 2011 and 2010, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

(q)	Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

(r)	Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities. The revised guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. Additionally, the revised guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.

The Company evaluated the impact of this standard, and does not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2009, the FASB codified Consolidations - Improvements to Financial Reporting by Enterprises Involved with VIEs, guidance which was issued by the FASB in June 2009.  The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The adoption of this standard will have no material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements”, effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORIES

 As of June 30, 2011 and 2010, inventories consisted of the following:

	As of June 30,
	2011	2010

Work in progress	$4,535,048	$3,087,754
Finished goods	691,721	220,499
Auxiliaries (Spare parts)	77,189	682
Total	$5,303,958	$3,308,935

 NOTE 4 – ADVANCE TO SUPPLIERS

 As a general practice, purchase of raw materials requires the Company to make advance payments to secure the supply of raw materials. In general, the lead period between the advance payment and the subsequent receipt of raw materials is three months.

	As of June 30,
	2011	2010

Advance to suppliers	$796,180	$1,412,365
Total	$796,180	$1,412,365

 NOTE 5 – PROPERTIES, PLANT AND EQUIPMENT, NET

As of June 30, 2011 and 2010, property, plant and equipment consisted of the following:

	As of June 30,
	2011	2010

Machinery and equipment	$5,654,649	$4,976,456
Buildings	1,341,902	-
Electronic equipment	124,083	3,017
Total	7,120,634	4,979,473
Accumulated depreciation	(1,314,994)	(772,263)
Net book value	$5,805,640	$4,207,210

Depreciation expenses for the years ended June 30, 2011 and 2010 were $485,063 and $333,548, respectively, and were allocated to the following expenses items:

	Year Ended June 30,
	2011	2010

Cost of revenue	462,389	323,800
General and administrative	22,674	9,748
Total	$485,063	$333,548

NOTE 6 – OTHER LONG TERM ASSETS

	As of June 30,
	2011	2010

Long-term deferred expenses, net	$160,321	$269,759
Total	$160,321	$269,759

Long-term deferred expenses represent the overhaul expenditures incurred for the equipments in the years ended June 30, 2011 and 2010 and are amortized in a 3 year life.

The overhaul expenditures incurred in the years ended June 30, 2011 and 2010 represent the costs of major parts replacement and relevant overhaul and maintenance expenditures incurred in July 2009 for a rolling mill which was shutdown in June 2009 due to a small fire accident on the machine.

NOTE 7 – ACCRUED EXPENSES AND OTHER LIABILITIES

As of June 30, 2011 and 2010, the accrued expenses and other liabilities consisted of the following:

	As of June 30,
	2011	2010

Accrued audit fees	$73,745	$99,966
Other payables	$309	3,000
Total	$74,054	$102,966

NOTE 8 – RELATED PARTY BALANCES AND TRANSACTIONS

Due to related party:

As of June 30, 2011 and 2010, due to related party was summarized as follows:

	As of June 30,
	2011	2010

Zhengzhou Aluminum Co., Ltd.	$3,910,859	$8,059,244
Total	$3,910,859	$8,059,244

Related party transactions:

The Company has undertaken business transactions in the ordinary course of business with Zhengzhou Aluminum (“ZA”), the main related party of the Company. During the years ended June 30, 2011 and 2010, the transactions were summarized as follows:

	Year Ended June 30,
Type of transaction	2011	2010

Sales to ZA	$26,307,010	$12,076,356
Purchase of raw materials from ZA	59,056,738	49,482,529
Purchase of utility from ZA	886,961	887,240
Other purchases from ZA	689,157	289,981
Prepayments by ZA for building purchase	-	493,307
Salary paid by ZA	693,634	445,472
Cash receipts /(repayments)	(45,336,693)	7,795,921
Rental payment to ZA for offices, plants and equipment leasing	75,430	25,021
Repair services provided by ZA	117,715	37,400
Imputed rental expenses for use of offices, plants, and equipment of ZA	183,163	162,531
Others	-	269,046

The Company used Zhengzhou Aluminum’s manufacturing plant and offices for free for the year ended June 30, 2010. The imputed rental expenses were $73,406 for the year ended June 30, 2010, and were included in the rental expenses and additional paid in capital of the year. On July 1, 2010, Shenli entered into a lease agreement with Zhengzhou Aluminum to lease office rooms and manufacturing plant with an annual rent of $75,430. For the year ended June 30, 2011, no imputed rent for use of office premises and plants was credited to the equity account as the Company fully recorded the transaction as either rental payment or obligation to pay the annual rent.

The Company leased manufacturing equipment from Zhengzhou Aluminum under a one year lease agreement for the period from January 1, 2009 to December 31, 2009. For the years ended June 30, 2011 and 2010, the rental expenses paid were nil and $25,021, respectively, and were included in the rental expenses of the years. The imputed rental expenses were $183,163 and $89,125 for the years ended June 30, 2011 and 2010 and were included in the rental expenses and additional paid in capital of the years.

For the years ended June 30, 2011 and 2010, Zhengzhou Aluminum made the payment of nil and $493,307 for the building located in Zhengzhou Hi-tech Development Area and the land use right to which the building is attached on behalf of the Company.

NOTE 9 – SHAREHOLDER’S EQUITY

 The Company’s equity is comprised of the common stock, additional paid-in capital and retained earnings of the Company.

On April 22, 2010, the Company issued 10,000 shares for par value of $0.1287 (HK$1) on incorporation with an authorized share capital of 10,000,000 ordinary shares at par value of $0.1287 each.

On October 29, 2010, the Company completed a private placement transaction (the “Private Placement”) pursuant to which, the Company issued 9,900,000 shares of common stock, which are on a post merger basis, and received gross proceeds in the amount of approximately $ 160,000. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act of 1933.

Pursuant to the terms of the Stock Purchase Agreement entered by Mr. Congfu Li, the Chairman of the Company (the “Buyer”), and the original shareholders of the Company before the reverse merger (the “Seller”) on September 2, 2010, the Seller should hold 1% of the total issued and outstanding shares of the Company post merger. On March 14, 2011, the Company issued 101,011 shares of ordinary stocks to the Seller and no proceeds were received from this offering. After the shares issuance, the Company’s total number of outstanding stocks is 10,201,011.

By using the annual rent set forth in rental agreements entered into during the year ended June 30, 2010 and subsequently entered into in October 2010 by Shenli and ZA, the imputed rental expenses are proportionally calculated for all periods that those properties were used for free during the years ended June 30, 2011 and 2010.

NOTE 10 – INCOME TAXES

HK

The Company was incorporated in Hong Kong and, under the current Hong Kong Inland Revenue Ordinance; the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  For the years ended June 30, 2011 and 2010, no provision for Hong Kong taxes has been made as the Company had no taxable income generated from operations in Hong Kong during the years.

PRC

The Company’s PRC subsidiary Shentong and VIE Shenli were incorporated in the PRC and are governed by the Enterprise Income Tax Law of the PRC (“EIT Law”). The Company is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after tax adjustments in 2011 and 2010, respectively.

The EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. According to the arrangement between Mainland China and Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion in August 2006, dividends paid by a foreign-invested enterprise in China to its direct holding company incorporated in Hong Kong will be subject to withholding tax at a rate of no more than 5% (if the foreign investor owns directly at least 25% of the shares of the FIE).

 As of June 30, 2011 and 2010, a deferred tax asset of $234,452 was recognized on the undistributed earnings which are subject to withholding tax. As of June 30, 2010, the Company was still in a loss position therefore no deferred tax liability was recognized on the undistributed earnings.

	Year Ended June 30,
	2011	2010
Deferred tax assets
Net operating loss carrying forwards	$-	$16,482
Fixed assets transferred	234,452	238,726
Total deferred tax assets	234,452	255,208
Valuation allowance	-	(255,208)
Net deferred tax assets	$234,452	$-

Net operating loss carry forward of the Company amounted to nil and $55,843 for the years ended June 30, 2011 and 2010.

In assessing the reliability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled projected future taxable income and tax planning strategies in making this assessment. As of June 30, 2010, deferred income tax assets represented the operating loss carry-forwards of the Company and the depreciation of equipment transferred from Zhengzhou Aluminum. Management believes that the Company’s cumulative losses arising from recurring business in recent years constituted significant negative evidence that the deferred tax assets would not be realizable and this evidence outweighed the expectations that the Company would generate future taxable income. Therefore, a full valuation allowance had been provided against the Company’s deferred income tax assets as of June 30, 2010. As the Company turned loss into gain in financial year 2011, the full valuation allowance was reversed.

The reconciliation between the U.S. statutory income tax rate and the Company’s effective tax rate is as below:

	For the Year Ended June 30,
	2011	2010

U.S. Federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)
Non-deductible items for income taxes	1%	4%
Changes in valuation allowance for DTA	(1%)	(29%)
Effective tax rate	25%	-

NOTE 11 –COMMITMENTS AND CONTINGENCIES

Lease Obligation

The rental expenses under operating lease was $75,430 and $25,021 for the years ended June 30, 2011 and 2010. The Company has entered into a tenancy agreement for the lease of office premises and manufacturing plant subsequent to the year end. As of June 30, 2011, the Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years are as follows:

Year	Minimum Lease Payments
2012	$75,430
2013
2014
2015
2016 and thereafter
Total	$75,430

NOTE 12 –OPERATING RISKS

Country risk

The Company has significant operations in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in a material adverse effect upon the Company’s business and financial condition.

Exchange risk

The Company cannot guarantee the Renminbi, Hong Kong dollar and US dollar exchange rates will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rates of Renminbi, Hong Kong dollar and US dollar. The exchange rates could fluctuate depending on changes in the political and economic environments without notice.

Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 13 –CONCENTRATION OF CREDIT RISK

A significant portion of the Company’s cash at June 30, 2011 and 2010 was maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

For the year ended June 30, 2011, the Company generated 68.47% of its revenues from four customers and for the year ended June 30, 2010, the Company generated 71.1% of its revenues from three customers.

The Company was primarily dependent on single-source vendor for aluminum ingots. For the year ended June 30, 2011, purchase (net of VAT) from one vendor accounted for 78.73% of the total net purchase of the Company and for the year ended June 30, 2010, purchase (net of VAT) from one vendor accounted for 72.4% of the total net purchase of the Company.

NOTE 14 – PARENT COMPANY FINANCIAL STATEMENTS

In accordance with China’s Company Laws, the Company’s subsidiary and VIE in China are required to make appropriations each year to a statutory surplus fund, a non-distributable reserve fund, of the amount equivalent to 10% of their each year’s after-tax profit (as determined under PRC GAAP). Appropriation will no longer be required when the surplus fund has reached 50% of the registered capital of the company. Where there are accumulated losses brought forward from previous years, the after-tax profit is first used to compensate for the losses before the 10% appropriation can be made of the residual after-tax profit. Consequently, payment of any dividends can only be made out of the residual after-tax profit after compensation of previous losses and appropriation to statutory surplus fund.

In addition, the use of the statutory surplus fund is restricted to offsetting previously accumulated losses or increasing the registered capital of the company only.

Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, can be made in foreign currencies without prior SAFE approval through certain procedural mechanisms. As for capital account items, such as direct investments, loans, security investments and the repatriation of investment returns, however, the conversion of foreign currency is still subject to the approval of, or registration with, SAFE or its competent local branches. Capital investments by enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, SAFE and the National Development and Reform Commission, or their respective competent local branches.

Under the Administration Rules, enterprises may only buy, sell or remit foreign currencies at banks that are authorized to conduct foreign exchange business after the enterprise provides valid commercial documents and relevant supporting documents and, in the case of certain capital account transactions, after obtaining approval from SAFE or its competent local branches. Therefore, Shentong Investment can pay dividends in foreign currencies to the Company without prior approval from SAFE.

Rule 12-04(a) and 4-08(e)(3) of Regulation S-X require condensed financial information as to financial position, changes in financial position and results of operations of a parent company as of the same dates and for the same periods for which audited consolidated financial statements have been presented when the restricted net assets of consolidated and unconsolidated subsidiaries together exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. The following represents the condensed unconsolidated financial information of the Parent Company only:

CHINA ALUMINUM FOIL, INC.
Condensed Parent Company Balance Sheets
(Stated in US dollars)

	June 30,	June 30,
	2011	2010
ASSETS
Current assets
Investment in subsidiaries	$11,661,403	$7,553,150
TOTAL ASSETS	11,661,403	7,553,150

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.001 par value; 100,000,000 shares authorized; 10,201,011 and 100,000 shares issued and outstanding as of June 30, 2011 and 2010, respectively	10,201	100
Additional paid in capital	8,131,425	7,798,387
Statutory reserves	292,456	-
Accumulated other comprehensive income	950,686	145,181
Retained earnings/(deficit)	2,276,635	(390,518)
TOTAL SHAREHOLDERS’ EQUITY	11,661,403	7,553,150

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	11,661,403	$7,553,150

CHINA ALUMINUM FOIL, INC.
Condensed Parent Company Statement of Operations
(Stated in US dollars)

	For the Years Ended June 30,
	2011	2010

General and administrative expenses	-	-
Total expenses
Other income	-	-
Equity in undistributed income of subsidiaries	2,959,609	1,150,321
Net income	$2,959,609	$1,150,321

CHINA ALUMINUM FOIL, INC.
Condensed Parent Company Statement of Cash Flows
(Stated in US dollars)

	For the years ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,959,609	$1,150,321
Equity in undistributed income of subsidiaries	(2,959,609)	(1,150,321)
CASH USED IN OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(150,074)	-
CASH USED IN INVESTING ACTIVITIES	$(150,074)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	150,074	-

CASH PROVIDED BY FINANCING ACTIVITIES	$150,074	$-
Effect of exchange rate changes on cash and cash equivalents	-	-

NET INCREASE (DECREASE) IN CASH	-	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$-	$-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$-	$-

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, our company carried out an evaluation with the participation of our management, including our Chairman, Congfu Li, and our Chief Executive Officer, President and our Chief Financial Officer, Chuanhong Xie, of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our management concluded that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements still exists.

We are committed to remediating the material weakness identified above. Because this material weakness was related to a lack of sufficient technical accounting expertise and knowledge of U.S. GAAP that are relevant to the Company’s financial reporting requirements, we plan to hire financial consultant knowledgeable of U.S. GAAP to remediate this material weakness. We believe that the hiring of a financial advisor knowledgeable of U.S. GAAP will permit our senior financial management team, led by our CFO, to increase its focus on our compliance with U.S. GAAP. In addition we plan to conduct internal trainings for various members of our accounting staff relating to various subjects including understanding and application of U.S. GAAP and communication skills such as English-language report writing. We believe our greater emphasis on the training of our internal accounting staff and our improved internal audit procedures will also improve the effectiveness and reliability of our internal control over financial reporting.

As a result of the material weakness described above, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, our company determined that there were control deficiencies that constituted material weaknesses, as described below:

•
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the U.S. (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission; and

•
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

Our company will continue its assessment on a quarterly basis and we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this. There has been no change in our internal control over financial reporting that occurred during our company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

Changes in Internal Controls.

During the period ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Congfu Li	Chairman of the Board and Director	52	September 2, 2010
Chuanhong Xie	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	42	November 8, 2010
Guobin Wang	Director	42	November 8, 2010
Junlin Zhang	Director	46	November 8, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Congfu Li, Director and Chairman of the Board

Mr. Li has experience with a varied collection of business ventures as an entrepreneur, employee and management.  Most recently, Mr. Li has taken on entrepreneurial and advisory roles with businesses and associated organizations involved in the processing of aluminum.  Since 2005 Mr. Li has acted as the Chairman and General Manager of Zhengzhou Aluminum Co., Ltd. where he chairs board of director meetings and is in charge of the daily operations of the company.  Since 2008 Mr. Li has also acted as the Chairman and General Manager of Zhengshou Shenli Aluminum Co., LTD., our VIE, where he also chairs board of director meetings and is in charge of the daily operations of the company.

Since 2008, Mr. Li has also acted as the Chairman of the Henan Aluminum Processing Association as well as a standing director of the China Aluminum Processing Association where he attends conferences and activities held by the associations.

Mr. Li’s experiences in the field of aluminum processing and successful entrepreneurial history are the reasons we have appointed him to our board of directors.

Chuanhong Xie, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.

From 2000 to February 2003, Mr. Xie served as the deputy director of the finance department for Zhengzhou Aluminum, where he was involved in the company's financial management.  From February 2003 to March 2005, Mr. Xie served as the administrative manager for Zhengzhou Aluminum, where he managed the executive body of the company and from March 2005 to February 2008 he was promoted to the position of director of the board and board secretary. In this position he was responsible for the management of Board of Directors and the daily production operation and management of Zhengzhou Aluminum. In February 2008 he was additionally appointed as deputy general management of Shenli, our VIE where he has been involved in the management of the daily operations of the company.

We have appointed Mr. Xie as our officer due to the fact that he has been engaged in the operation and management work in the aluminum industry for a long time. He is very familiar with the aluminum industry and has a wealth of experience in the management of aluminum enterprises.

Guobin Wang, Director

From January 2006 to July 2008 Mr. Wang served as the manager of the human resources department for Zhengzhou Aluminum.  In July 2008, Mr. Wang was additionally given the titles of a director of the board and director of the shareholder’s committee.  In August 2009, Mr. Wang also became the chairman of the labor union for Zhengzhou Aluminum.  We have appointed Mr. Wang to our board of directors due to his familiarity with human resources issues and specifically human resources issues as they relate to operations of a aluminum producers and processors.

Junlin Zhang, Director

Mr. Zhang has served as the chairman of Henan Jiuzhou Antiseptic Co., Ltd,  as well as the deputy director of Housing and Urban & Rural Construction Bureau of Changyuan. He also currently serves as the deputy president of China Antiseptic Technology Association as well as the standing director of China Enterprise Confederation and China Enterprise Association.  In Nov 2005, at the 3rd China International Antiseptic Congress, Mr. Zhang was awarded the Chinese Entrepreneurs Integrity, Chinese Antiseptic Master, Top 10 Entrepreneurs Antiseptic, Advanced Individual in Antiseptic prizes. Both in Feb 2006 and Feb 2007, he was awarded the Yearly Good Corporate Manager prize by the Henan Construction Department. In Mar 2007, he was awarded Outstanding Contribution in China Antiseptic Industry. In Apr 2009, he was awarded Leading Person in China Antiseptic Industry. In Jul 2010, he was awarded by the Ministry of parent organization, the "first to excellence" project appraisal award.

Mr. Zhang’s business experience and ability to excel in management and director roles are the reasons he was appointed to our board of directors.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.           Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors.

We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Our Code of Ethics was be attached as Exhibit 14.1 to our current report on Form 10-8 filed on November 10, 2010. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: China Aluminum Foil, Inc, Building No.35, No.1 Cui Zhu Street, High-Tech Development Area, Zhengzhou City, Henan Province, China.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2011 and 2010; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chuanhong Xie(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2010 2011	22,022 22,629	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	22,022 22,629

Congfu Li(2) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2010 2011	29,363 30,171	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	29,363 30,171

(1)	Chuanhong Xie was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary on November 8, 2010.

(2)	Congfu Li was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary on September 2, 2010 and resigned each of the officer positions on November 8, 2010.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

No equity or non-equity awards were granted to our named executives during the year ended June 30, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding as at June 30, 2011.

Option Exercises

During our fiscal year ended June 30, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that we do not have an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 28, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Congfu Li Building 35, NO. 1 Cuizhu Road, Hi- Tech Development Area, Zhengzhou City, Henan, People's Republic of China, 450051	3,228,690 Common	32%

Junlin Zhang Building 35, NO. 1 Cuizhu Road, Hi- Tech Development Area, Zhengzhou City, Henan, People's Republic of China, 450051	1,692,270 Common	17%

Guobin Wang Building 35, NO. 1 Cuizhu Road, Hi- Tech DevelopmentArea, Zhengzhou City, Henan, People's Republic of China, 450051	324,240 Common	3%

Chuanhong Xie Building 35, NO. 1 Cuizhu Road, Hi- Tech Development Area, Zhengzhou City, Henan, People's Republic of China, 450051	126,600 Common	1%

Directors and Executive Officers as a Group	5,371,800 Common	53%

Chunlei Sheng Building 35, NO. 1 Cuizhu Road, Hi- Tech Development Area, Zhengzhou City, Henan, People's Republic of China, 450051	1,571,130 Common	15%

(1)
Based on 10,201,011 shares of common stock issued and outstanding as of September 28, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting and investment power with respect to securities.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On November 8, 2010, pursuant to the closing of a share exchange transaction with Lucky Express, we issued:

•	3,136,690 shares of our common stock to Congfu Li, our Director;
•	1,692,270 shares to Junlin Zhang, our Director;
•	324,240 shares to Guobin Wang, our Director;
•	126,600 shares to Chuanhong Xie, our President, CEO, Secretary, CFO, Treasurer; and
•	1,571,130 shares to Chunlei Sheng, our affiliate.
•
Additionally, as of June 30, 2011 we owed $ 3,910,859 to Zhengzhou Aluminum, the sole shareholder of our VIE; During the years ended  June 30, 2011 and June 30, 2010, we undertook the following transactions with Zhengzhou Aluminum (“ZA”) during the normal course of business.

	Year Ended June 30,
Type of transaction	2011	2010

Sales to ZA	$26,307,010	$12,076,356
Purchase of raw materials from ZA	59,056,738	49,482,529
Purchase of utility from ZA	886,961	887,240
Other purchases from ZA	689,157	289,981
Prepayments by ZA for building purchase	-	493,307
Salary paid by ZA	693,634	445,472
Cash receipts (repayments)	(45,336,693)	7,795,921
Rental payment to ZA for offices, plants and equipment leasing	75,430	25,021
Repair services provided by ZA	117,715	37,400
Imputed rental expenses for use of offices, plants, and equipment of ZA	183,163	162,531
Others	-	269,046

The Company used Zhengzhou Aluminum’s manufacturing plant and offices for free for the year ended June 30, 2010. The imputed rental expenses were $73,406 for the year ended June 30, 2010, and were included in the rental expenses and additional paid in capital of the year. On July 1, 2010, Shenli entered into a lease agreement with Zhengzhou Aluminum to lease office rooms and manufacturing plant with an annual rent of $75,430. For the year ended June 30, 2011, no imputed rent for use of office premises and plants was credited to the equity account as the Company fully recorded the transaction as either rental payment or obligation to pay the annual rent.

The Company leased manufacturing equipment from Zhengzhou Aluminum under a one year lease agreement for the period from January 1, 2009 to December 31, 2009. For the years ended June 30, 2011 and 2010, the rental expenses paid were nil and $25,021, respectively, and were included in the rental expenses of the years. The imputed rental expenses were $183,163 and $89,125 for the years ended June 30, 2011 and 2010 and were included in the rental expenses and additional paid in capital of the years.

For the year ended June 30, 2010, Zhengzhou Aluminum made a payment of $493,307 on behalf of the Company for the purchase price of the office building located in Zhengzhou Hi-tech Development Area. There was no such payment during the year ended June 30, 2011.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

We currently act with four directors, consisting of Congfu Li, Chuanhong Xie, Guobin Wang and Junlin Zhang.  We have determined that Guobin Wang and Junlin Zhang would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.  Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for the fiscal year ended June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2011 $	June 30, 2010 $
Audit Fees	140,000	100,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	140,000	100,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)  Exhibits

Exhibit No.	Document Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Lucky Express dated November 8, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference to our Registration Statement on Form 10 filed on February 2, 2010)
3.2	Articles of Merger filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 8, 2010)
3.3	Bylaws of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference to our Registration Statement on Form 10 filed on February 2, 2010)

Exhibit No.	Document Description
(10)	Material Contracts
10.1	Consultation Agreement between Shentong Investment and Shenli dated August 12, 2010. (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
10.2	Operating Agreement between Shentong Investment, Shenli, and the Shenli Shareholder dated August 12, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010).
10.3	Share Pledge Agreement between Shentong Investment, Shenli, and the Shenli Shareholder dated August 12, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
10.4	Option Agreement between Shentong Investment, Shenli, and the Shenli Shareholder dated August 12, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
10.5	Proxy Agreement between Shentong Investment, Shenli, and the Shenli Shareholder dated August 12, 2010(incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
10.6	Trademark License Agreement (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
10.7	Patent License Agreement (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on November 10, 2010)
(21)	Subsidiaries of Registrant
21.1	Lucky Express (China) Ltd. Zhengzhou Shentong Investment Consulting Co., Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ALUMINUM FOIL, INC.
(Registrant)
Dated: September 28, 2011	/s/ Chuanhong Xie
Chuanhong Xie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2011	/s/ Chuanhong Xie
Chuanhong Xie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: September 28, 2011	/s/ Congfu Li
Congfu Li
Director

Dated: September 28, 2011	/s/ Guobin Wang
Guobin Wang
Director

Dated: September 28, 2011	/s/ Junlin Zhang
Junlin Zhang
Director