Form 10-Q/A
period 2010-12-31
CHINA ALUMINUM FOIL, INC.
filed 2011-10-03
CIK 1483058

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
10,100,000 common shares issued and outstanding as of February 14, 2010

Amendment Explanatory Note:

The purpose of the Amendment No. 1 on Form 10–Q/A to China Aluminum Foil, Inc.’s (the “Company”) quarterly report of Form 10–Q for the quarterly period ended December 31, 2010 filed with the U.S. Securities and Exchange Commission on February 14, 2011 (the “Original Form 10–Q”), is to revise and update disclosure under Item 4: Controls and Procedures and immaterial clerical errors throughout the filing.

Other than these changes, the remainder of the document is unch anged from the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosures therein in any way other than as required to reflect the changes described in this explanatory note.

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

SIGNATURE

PART I – FINANCIAL STATEMENTS

Item 1.  Financial Statements

Our unaudited interim financial statements for the  three month and six month periods ended December 31, 2010 form part of this quarterly report. They are stated in United States Dollars ($US) and are prepared in accordance with United States generally accepted accounting principles.

China Aluminum Foil Inc.
Consolidated Balance Sheets
(Stated in US dollars)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,399,102	$136,742
Accounts receivable	228,248	5,003,961
Advances for inventory purchase	164,716	1,412,365
Advances for services	163,884	-
Other receivables	208,881	301,113
Deferred Tax Asset - Current	236,946	-
Inventories	3,991,715	3,308,935
Notes receivable	92,409	214,738
Total Current Assets	7,485,901	10,377,854
Prepayments for office building	1,311,246	1,278,768
Property, plant and equipment, net	4,444,665	4,207,210
Other assets, net	253,559	269,759
TOTAL ASSETS	$13,495,371	$16,133,591
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$624,420	$356,216
Customer deposits	57,062	-
Accrued expenses and other liabilities	24,444	102,966
Taxes payable	126,576	62,015
Due to related parties	3,396,135	8,059,244
Total Current Liabilities	4,228,637	8,580,441
TOTAL LIABILITIES	$4,228,637	$8,580,441

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common Stock (par value $0.001 per share; 100,000,000 shares authorized; 10,100,000 and 100,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010 respectively)	10,100	100
Additional paid in capital	8,047,988	7,798,387
Retained earnings /(deficits)	535,411	(390,518)
Accumulated other comprehensive income	673,235	145,181
TOTAL SHAREHOLDERS’ EQUITY	9,266,734	7,553,150

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	13,495,371	$16,133,591

The accompanying notes are an integrated part of these consolidated financial statements

China Aluminum Foil Inc.
Consolidated Statements of Operations and Comprehensive Income
 (Stated in US dollars)

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$20,420,619	$11,436,759	$37,445,221	$18,313,528
Cost of goods sold	19,715,715	9,816,130	36,232,888	16,933,814
Gross Profit	704,904	1,620,629	1,212,333	1,379,714

Operating expenses
Selling expenses	31,809	122,108	65,827	223,185
General and administrative expenses	135,621	194,074	192,097	266,888
Total operating expenses	167,430	316,182	257,924	490,073

Income (loss) from operations	537,474	1,304,447	954,409	889,641
Interest income	403	206	700	462
Bank charges	(83)	(345)	(1,211)	(615)

Income (loss) before income tax	537,794	1,304,308	953,898	889,488

Current Income Tax Expense	156,650	-	260,944	-
Deferred Income Tax Benefit	(129,681)	-	(233,975)	-

Net Income (Loss)	$510,825	$1,304,308	$926,929	$889,488

Other comprehensive income
Foreign currency translation adjustments	264,664	(391,108)	527,086	262,237
Total Comprehensive Income (Loss)	$775,489	$913,200	$1,454,015	$1,151,725

Earnings per share - basic and diluted	0.09	13.04	0.31	8.89
Weighted average shares outstanding - basic and diluted	5,969,565	100,000	3,034,783	100,000

The accompanying notes are an integrated part of these consolidated financial statements

China Aluminum Foil Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	Six Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	926,929	$889,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation expense	171,249	144,659
Changes in operating assets and liabilities:
Accounts receivable	4,902,801	(1,068,285)
Advances to suppliers	1,121,691	(231,008)
Other receivables	99,880	(163,833)
Inventories	(598,741)	(1,431,796)
Prepaid expense	23,051	-
Deferred tax asset	(236,946)	-
Accounts payable	259,157	(604,452)
Customer deposits	57,062	(128,283)
Other payables	(78,061)	(4,608)
Taxes payable	62,986	15,417
Due to/from related party	(4,830,301)	3,542,798
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,880,757	960,097

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,272)	(142,962)
Prepayments for office building	-	(515,898)
Note receivable	127,783	(185,554)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	117,511	(844,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	128,880	-
CASH PROVIDED BY FINANCING ACTIVITIES	128,880	-

Effect of exchange rate changes on cash and cash equivalents	135,212	34,023
NET INCREASE (DECREASE) IN CASH	2,262,360	149,706
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	136,742	$111,725
CASH AND CASH EQUIVALENTS AT END OF YEAR	2,399,102	$261,431

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	185,612	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest to the related party	90,515	$36,603

The accompanying notes are an integrated part of these consolidated financial statements

China Aluminum Foil, Inc.
Notes to Consolidated Financial Statements
(Stated in US dollars)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Zhengzhou Shenli Aluminum Foil Co., Ltd. (“Shenli”, formerly “Zhengzhou Shensheng Aluminum Foil Co., Ltd.”) was incorporated on February 4, 2008 in Zhengzhou City, Henan Province, People's Republic of China (the “PRC”) with registered capital of RMB 60 million ($8,342,255). Mr. Congfu Li is the controlling shareholder of Zhengzhou Aluminum Co., Ltd., (“Zhengzhou Aluminum”) and 100% of equity interest of Shenli is held by Zhengzhou Aluminum. Shenli is primarily engaged in manufacturing and sales of aluminum foil products in China. China Aluminum Foil Inc. (“China Aluminum”, or “the Company”, formerly “AJ Acquisition Corp V, Inc.”) was incorporated in the State of Nevada on January 29, 2010. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

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

On August 12, 2010, prior to the reverse acquisition, Shentong entered into a series of variable interest entity (“VIE”) agreements with Zhengzhou Aluminum and Shenli.  Pursuant to the VIE agreements, Shenli became Shentong's variable interest entity.  The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.  The VIE agreements include:

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
• An Operating Agreement, pursuant to which Shentong provides guidance and instructions on Shenli' daily operations, financial management and employment issues.  The Shenli Shareholder must designate the candidates recommended by Shentong as their representatives on the boards of directors of Shenli.  Shentong has the right to appoint senior executives of Shenli.  In addition, Shentong agrees to guarantee Shenli's performance under any agreements or arrangements relating to Shenli's business arrangements with any third party.  Shenli, in return, agrees to pledge their accounts receivable and all of their assets to Shentong.  Moreover, Shenli agrees that without the prior consent of Shentong, Shenli will not engage in any transactions that could materially affect their respective assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of their assets or intellectual property rights in favor of a third party or transfer of any agreements relating to their business operations to any third party.
• A Share Pledge Agreement, under which the Shenli Shareholder pledged all of their equity interests in Shenli to Shentong to guarantee Shenli's performance of their obligations under the Consultation Agreement.
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
• A Proxy Agreement, pursuant to which the Shenli Shareholder agreed to irrevocably grant a person to be designated by Shentong with the right to exercise the Shenli Shareholder's voting rights and their other rights, including the attendance at and the voting of the Shenli Shareholder's shares at shareholders' meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of Shenli, and appoint and vote for the directors and Chairman as the authorized representative of the Shenli Shareholder.

Through the above agreements entered, the Company's wholly owned subsidiary, Shentong, controls the significant transactions of Shenli and is deemed the primary beneficiary of the VIE - Shenli.

On September 2, 2010, Congfu Li acquired a total of 99,000 shares of AJ Acquisition Corp. V, Inc., (the “Company”) from Gregg Jaclin and Richard Anslow, in a private transaction for a total consideration of $40,000.  After the acquisition, Mr. Li owned 99% of the issued and outstanding stock of the Company.

On November 8, 2010, Lucky Express completed a reverse acquisition through a share exchange with the Company whereby the Company acquired 100% of the issued and outstanding common stock of Lucky Express in exchange for 10,000,000 shares of the Company. As a result of the reverse acquisition, Lucky Express became the Company's wholly-owned subsidiary and the former shareholders of the Lucky Express became controlling stockholders of the Company.  The share exchange transaction was treated as a reverse acquisition, with Lucky Express as the accounting acquirer and the Company as the acquired party.

On August 1, 2011, Zhengzhou Shensheng Aluminum Foil Co., Ltd. changed its name to Zhengzhou Shenli Aluminum Foil Co., Ltd.

The acquisition of Shenli's controlling interest has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of preparation

The unaudited interim financial statements of China Aluminum Foil, Inc. as of December 31, 2010 and for the six month periods ended December 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2010

(b) Basis of consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its VIE - Shenshi. All significant inter-company transactions and balances have been eliminated in consolidation.

Because of the contractual arrangements as described in Business-Organization, which assigned all of Shenli`s equity owners' rights and obligations to Shentong Investment, resulting in the equity owners lacking the ability to make decisions that have a significant effect on Shenli's operations and because of Shentong Investment's ability to extract profits from the operation of Shenli and assume Shenli's residual benefits, Shentong Investment becomes the primary beneficiary of Shenli. Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for six months ended December 31, 2010 and 2009.

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

NOTE 4 – INVENTORIES

As of December 31, 2010 and June 30, 2010, inventories consisted of the following:

	As of December 31, 2010	As of June 30, 2010

WIP	$2,294,713	$2,087,754
Finished goods	1,696,979	1,220,499
Auxiliaries (Spare parts)	23	682
Total	$3,991,715	$3,308,935

NOTE 5 – PRIVATE PLACEMENT

On October 29, 2010, the Company completed a private placement transaction (the “Private Placement”) pursuant to which, the Company received gross proceeds in the amount of approximately $128,000.

NOTE 6 – INCOME TAXES

The Company’s PRC subsidiary Shenli and VIE Shensheng were incorporated in the PRC and are governed by the Enterprise Income Tax Law of the PRC (“EIT Law”). The Company is subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after tax adjustments for the three and six month periods ended December 31, 2010 and 2009 respectively. The effective tax rates for the Company are as follows:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
U.S. Federal income tax statutory rate	35%	35%	35%	35%
PRC Statutory income tax rate (25%) difference	-10%	-10%	-10%	-10%
Changes of valuation allowance of deferred tax assets	-20%	-25%	-22%	-25%
	5%	0%	3%	0%

NOTE 7 – EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by using the weighted-average number of ordinary shares outstanding and, when dilutive, potential shares from warrants to purchase ordinary shares, using the treasury stock method. For the three and six months ended December 31, 2010 and 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share.

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

Lucky Express’s wholly owned subsidiary, Zhengzhou Shentong Investment Consulting Co., Ltd., a wholly owned foreign enterprise organized under the laws of China entered into a number of contracts with Zhengzhou Shenli Aluminum Foil Co., Ltd., a company organized under the laws of China, which is engaged in the production of aluminum foil, and Zhengzhou Aluminum Co., Ltd., the sole shareholder of Shenli.

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

Basis of preparation

The unaudited interim financial statements of China Aluminum Foil, Inc. as of December 31, 2010 and for the six month periods ended December 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2010.

Basis of consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its VIE - Shenshi. All significant inter-company transactions and balances have been eliminated in consolidation.

Because of the contractual arrangements as described in Business-Organization, which assigned all of Shenli`s equity owners' rights and obligations to Shentong Investment, resulting in the equity owners lacking the ability to make decisions that have a significant effect on Shenli's operations and because of Shentong Investment's ability to extract profits from the operation of Shenli and assume Shenli's residual benefits, Shentong Investment becomes the primary beneficiary of Shenli. Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for six months ended December 31, 2010 and 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Congfu Li, and our Chief Executive Officer, President and our Chief Financial Officer, Chuanhong Xie, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, our management concluded that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements still exists.

We are committed to remediating the material weakness identified above. Because this material weakness was related to a lack of sufficient technical accounting expertise and knowledge of U.S. GAAP that are relevant to the Company’s financial reporting requirements, we plan to hire financial consultant knowledgeable of U.S. GAAP to remediate this material weakness. We believe that the hiring of a financial advisor knowledgeable of U.S. GAAP will permit our senior financial management team, led by our CFO, to increase its focus on our compliance with U.S. GAAP. In addition we plan to conduct internal trainings for various members of our accounting staff relating to various subjects including understanding and application of US GAAP and communication skills such as English-language report writing. We believe our greater emphasis on the training of our internal accounting staff and our improved internal audit procedures will also improve the effectiveness and reliability of our internal control over financial reporting.

As a result of the material weakness described above, our CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

CHINA ALUMINUM FOIL, INC.
Date: October 3 , 2011	/s/ Chaunhong Xie
Chaunhong Xie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)