Form 10-Q/A
period 2011-03-31
CHINA ALUMINUM FOIL, INC.
filed 2011-10-03
CIK 1483058

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment #1
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
10,201,011 common shares issued and outstanding as of May 16, 2011

Amendment Explanatory Note:

The purpose of the Amendment No. 1 on Form 10–Q/A to China Aluminum Foil, Inc.’s (the “Company”) quarterly report on Form 10–Q for the quarterly period ended March 31, 2011 filed with the U.S. Securities and Exchange Commission on May 16, 2011 (the “Original Form 10–Q”), is to revise and update disclosure under Item 4: Controls and Procedures as well as revise the financial statements from the Original Form 10-Q.

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

China Aluminum Foil, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,177,119	$136,742
Accounts receivable	3,771,589	5,003,961
Advances for inventory purchase	178,430	1,412,365
Advances for services	200,762	-
Other receivables	357,561	301,113
Deferred Tax Asset - current	235,381	-
Inventories	4,200,868	3,308,935
Notes receivable	376,731	214,738
Total Current Assets	11,498,441	10,377,854

Prepayments for office building	1,324,505	1,278,768
Property, plant and equipment, net	4,428,913	4,207,210
Other assets , net	181,531	269,759

TOTAL ASSETS	$17,433,390	$16,133,591
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$785,831	$356,216
Customer deposits	166,926	-
Accrued expenses and other liabilities	24,426	102,966
Taxes payable	36,787	62,015
Due to related parties	6,872,890	8,059,244
Total Current Liabilities	7,886,860	8,580,441
TOTAL LIABILITIES	$7,886,860	$8,580,441

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock:( $0.001 par value; 100,000,000 shares authorized;10,201,011 and 100,000 shares issued and outstanding as of March 31, 2011 and June 30, 2010 respectively)	$10,201	$100
Additional paid in capital	8,049,498	7,798,387
Retained earnings/(deficit)	699,989	(390,518)
Accumulated other comprehensive income	786,842	145,181
TOTAL SHAREHOLDERS’ EQUITY	9,546,530	7,553,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	17,433,390	$16,133,591

The accompanying notes are an integrated part of these consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	Restated 2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales revenue	$16,037,652	$9,341,391	$53,482,873	$27,654,919
Cost of goods sold	15,675,528	9,444,388	51,908,416	26,378,202
Gross Profit	362,124	(102,997)	1,574,457	1,276,717

Operating expenses
Selling expenses	17,392	64,613	83,219	287,798
General and administrative expenses	150,185	25,632	342,282	292,520
Total operating expenses	167,577	90,245	425,501	580,318

Income (loss) from operations	194,547	(193,242)	1,148,956	696,399
Interest income	22,501	126	23,201	588
Bank c h arges	114	(193)	(1,097)	(808)

Income (loss) before income tax	217,162	(193,309)	1,171,060	696,179

Current Income Tax Expense	50,854	-	311,798	-
Deferred Income Tax Expense (Benefit)	2,730	-	(231,245)	-

Net Income (Loss)	$163,578	$(193,309)	$1,090,507	$696,179

Other comprehensive income
Foreign currency translation adjustments	113,607	15,556	641,661	277,793
Total Comprehensive Income (Loss)	$277,185	$(177,753)	$1,732,168	$973,972

Earnings Per Share - basic and diluted	0.02	(1.93)	0. 19	6.96
Weighted average shares outstanding - basic and diluted	10,120,202	100,000	5,736,991	100,000

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

Because of the contractual arrangements as described in Note 1, which assigned all of Shenli`s equity owners' rights and obligations to Shentong Investment, resulting in the equity owners lacking the ability to make decisions that have a significant effect on Shenli's operations and because of Shentong Investment's ability to extract profits from the operation of Shenli and assume Shenli's residual benefits, Shentong Investment becomes the primary beneficiary of Shenli. Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for nine and three months ended March 31, 2011 and 2010.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Write-down of inventories to lower of cost or market is also recorded in cost of revenue.

(f)	Cost of revenue

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

NOTE 7 - EARNINGS PER SHARE AND CORRECTION OF ERRORS

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

Subsequent to the filing of our consolidated financial statements for nine months ended March 31, 2011 on April 16, 2011, we identified administrative errors in weighted average number of shares outstanding to calculate the basic and diluted earnings per share for nine months ended March 31, 2011. Accordingly, as described below, certain previously reported amounts included in our consolidated financial statements have been corrected to reflect the correction of this error.

Statement of operations for nine months ended March 31, 2011	As previously reported	Adjustment	As adjusted	Reference
Net income	$1,090,507	$-	$1,090,507
Weighted average number of shares, basic and diluted	15,275,667	(9,538,676)	5,736,991	(1)
Earnings per share, basic and diluted	$0.07	$0.12	$0.19	(1)

Reference:
(1)	Correction of erroneously recording weighted average number of shares

NOTE 8 – STOCKHOLDER’S EQUITY

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

Lucky Express’s wholly owned subsidiary, Zhengzhou Shentong Investment Consulting Co., Ltd., a wholly owned foreign enterprise organized under the laws of China, entered into a number of contracts with Zhengzhou Shenli Aluminum Foil Co., Ltd. ( formerly “Shensheng”), a variable interest entity (“VIE”) organized under the laws of China, which is engaged in the production of aluminum foil, and Zhengzhou Aluminum Co., Ltd., the sole shareholder of Shenli .

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

Our company’s VIE company, Shenli , is a manufacturer of aluminum foil ranging from 0.005mm to 0.08mm in thickness. We operate one aluminum production line, which has an annual capacity of approximately 20,000 MT. Our products are tailor-made to customers’ individual requirements.  China Aluminum Foil’s products are further processed by downstream manufacturers and incorporated into a wide variety of end products including, among others, home appliances, kitchen supplies, packaging, and specialized construction materials. Our facilities and head office are located in Zhengzhou of Henan Province.

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

Because of the contractual arrangements as described in Business-Organization, which assigned all of Shenli `s equity owners' rights and obligations to Shentong Investment, resulting in the equity owners lacking the ability to make decisions that have a significant effect on Shenli's operations and because of Shentong Investment's ability to extract profits from the operation of Shenli and assume Shenli's residual benefits, Shentong Investment becomes the primary beneficiary of Shenli.  Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for nine and three months ended March 31, 2011 and 2010.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Congfu Li, and our Chief Executive Officer, President and our Chief Financial Officer, Chuanhong Xie, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our management concluded that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements still exists.

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

As a result of the material weakness described above, our CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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