Form 10-Q
period 2011-09-30
CHINA ALUMINUM FOIL, INC.
filed 2011-11-14
CIK 1483058

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2011
Or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-53890
CHINA ALUMINUM FOIL, INC.
(Exact name of registrant as specified in its charter)
Nevada	27-1805188
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Building No.35, No.1 Cui Zhu Street, High-Tech Development Area, Zhengzhou City, Henan Province, China	N/A
(Address of principal executive offices)	(Zip Code)
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
10,201,011 common shares issued and outstanding as of November 10, 2011

CHINA ALUMINUM FOIL, INC.

FORM 10-Q

September 30, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three months period ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

China Aluminum Foil, Inc.
Consolidated Balance Sheets
(Stated in US dollars)
	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,022,782	$1,597,711
Short term investment	-	772,606
Accounts receivable	2,199,781	1,478,447
Advances to suppliers	1,248,161	796,180
Other receivables	464,217	52,977
Inventories	8,400,859	5,303,958
Notes receivable	420,148	522,282
Total Current Assets	14,755,948	10,524,161

Property, plant and equipment, net	5,845,218	5,805,640
Deferred tax assets - long term	234,670	234,452
Other assets	139,243	160,321
TOTAL ASSETS	$20,975,079	$16,724,574
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$994,899	$640,564
Customer deposits	315,425	202,285
Accrued expenses and other liabilities	-	74,054
Tax payable	93,729	235,409
Due to related parties	6,356,240	3,910,859
Total Current Liabilities	7,760,293	5,063,171
TOTAL LIABILITIES	$7,760,293	$5,063,171

SHAREHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;10,201,011 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	$10,201	$10,201
Additional paid in capital	8,198,261	8,131,425
Statutory reserve	292,456	292,456
Retained earnings	3,538,032	2,276,635
Accumulated other comprehensive income	1,175,836	950,686
TOTAL SHAREHOLDERS’ EQUITY	13,214,786	11,661,403
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,975,079	$16,724,574

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Stated in US dollars)

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Sales revenue
Sales to third parties	$12,978,054	$11,609,918
Sales to related party	15,066,781	5,414,684
Cost of revenue	26,233,833	16,517,173
Gross profit	1,811,002	507,429

Operating expenses
Selling expenses	36,322	34,018
General and administrative expenses	103,790	56,476
Total operating expenses	140,112	90,494

Income from operations	1,670,890	416,935
Interest income	4,282	297
Bank charges	(3,583)	(1,128)

Income before income tax	1,671,589	416,104

Income tax provision	410,192	-

Net income	$1,261,397	$416,104

Other comprehensive income
Foreign currency translation adjustments	225,150	262,436
Total comprehensive income	$1,486,547	678,540

Earnings per share - basic and diluted	0.12	4.16
Weighted average shares outstanding - basic and diluted	10,201,011	100,000

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

China Aluminum Foil, Inc.
Consolidated Statement of Shareholders’ Equity
(Stated in US dollars)

	Common Stock		Additional Paid-in Capital	Statutory Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	No. of Shares	Amount

Balance as of June 30, 2011	10,201,011	$10,201	$8,131,425	$292,456	$950,686	$2,276,635	$11,661,403
Net income for the period						1,261,397	1,261,397
Foreign currency translation adjustment					225,150		225,150
Imputed interest for free use of the shareholder's facilities			66,836				66,836
Balance as of September 30, 2011 (unaudited)	10,201,011	$10,201	$8,198,261	$292,456	$1,175,836	$3,538,032	$13,214,786

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

China Aluminum Foil Inc.
Consolidated Statements of Cash Flows
(Stated in US dollars)

	For the Three Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,261,397	$416,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expenses	147,900	61,551
Changes in operating assets and liabilities:
Accounts receivable	(694,184)	3,161,919
Advances to suppliers	(437,360)	664,216
Other receivables	(410,267)	155,744
Inventories	(2,999,500)	613,381
Deferred tax assets	4,087	(104,989)
Prepaid expenses	24,022	-
Accounts payable	342,572	3,799
Customer deposits	109,425	151,873
Other payables	(75,414)	(87,306)
Taxes payable	(146,003)	(48,759)
Due to/from related party	2,373,562	(4,541,580)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(499,763)	445,953

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from short term investment matured	786,794	-
Purchase of property, plant and equipment	(73,991)	(9,707)
Notes receivable	111,725	171,355
CASH PROVIDED BY INVESTING ACTIVITIES	824,528	161,648

Effect of exchange rate changes on cash and cash equivalents	100,306	49,311

NET INCREASE IN CASH	425,071	656,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,597,711	$136,742
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,022,782	$793,654

Supplementary Disclosures for Cash Flow Information:
Income taxes paid	$604,735	$138,798

NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest to the related party	$66,836	$59,478

The accompanying notes are an integrated part of these unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated balance sheet was derived from the audited consolidated financial statements of the Company. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of June 30, 2011 of the Company.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2011, and the results of operations and cash flows for the three months ended September 30, 2011 and 2010, have been made. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending June 30, 2012.

(b)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries and its VIE, Shenli. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company has evaluated each of its interests in Shenli to determine that Shenli is a VIE of the Company. Through the contractual arrangements described in Note 1, Shentong is deemed the primary beneficiary of Shenli. Accordingly, the results of operations of Shenli have been included in the accompanying consolidated financial statements for the three months periods ended September 30, 2011 and 2010.

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

(d)	Inventories

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

(e)	Impairment of Long-Lived Assets

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

(f)	Revenue Recognition

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

Product revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Processing service revenue is recognized when the service is rendered. Written sales agreements or customers purchase orders, which specify price, product specifications, and quantity, are used as evidence of an arrangement. In the PRC, value added tax (“VAT”) of 17% on invoiced amount is collected on behalf of tax authorities. Revenues represent the invoiced values of goods, net of VAT.

(g)	Cost of Revenue

Cost of revenue consists primarily of material costs, freight charges, direct labor, overhead and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenue.

(h)	Income Taxes

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

(i)	Comprehensive Income

The Company has adopted the provisions of ASC 220 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. During the periods presented, other comprehensive income includes cumulative translation adjustments from foreign currency translation.

(j)	Foreign Currency Translation

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

Gain or loss on translating the functional currency into the reporting currency is reported as other comprehensive income. As of September 30, 2011 and June 30, 2011, the accumulated other comprehensive income in the stockholder’s equity account were $1,175,836 and $950,686, respectively.

The exchange rates used for foreign currency translation are as follows ($1 = RMB):

Period Covered	Balance Sheet Date Rate	Annual Average Rate
Year ended June 30, 2011	6.4716	6.6287
Three months ended September 30, 2011	6.3549	6.4117
Three months ended September 30, 2010	6.7011	6.7457

(k)	Related Parties

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

NOTE 3 – INVENTORIES

As of September 30, 2011 and June 30, 2011, inventories consisted of the following:

	As of
	September 30, 2011	June 30, 2011

Work in progress	$6,377,495	$4,535,048
Finished goods	1,963,918	691,721
Auxiliaries (Spare parts)	59,446	77,189
Total	$8,400,859	$5,303,958

NOTE 4 – ADVANCE TO SUPPLIERS

As a general practice, purchase of raw materials requires the Company to make advance payments to secure the supply of raw materials. In general, the lead period between the advance payment and the subsequent receipt of raw materials is three months.

	As of
	September 30, 2011	June 30, 2011

Advance to suppliers	$1,248,161	$796,180
Total	$1,248,161	$796,180

NOTE 5 – PROPERTIES, PLANT AND EQUIPMENT, NET

As of September 30, 2011 and June 30, 2011, property, plant and equipment consisted of the following:

	As of
	September 30, 2011	June 30, 2011

Machinery and equipment	$5,682,766	$5,654,649
Buildings	1,366,502	1,341,902
Electronic equipment	284,272	124,083
Total	7,333,540	7,120,634
Accumulated depreciation	(1,488,322)	(1,314,994)
Net book value	$5,845,218	$5,805,640

Depreciation expenses for the three months ended September 30, 2011 and 2010 were $147,900 and $61,551, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

Due to Related Party:

As of September 30, 2011 and June 30, 2011, Due to Related Party was summarized as follows:

	As of
	September 30, 2011	June 30, 2011
Zhengzhou Aluminum Co., Ltd.	$6,356,240	$3,910,859
Total	$6,356,240	$3,910,859

The company has undertaken business transactions in the ordinary course of business with Zhengzhou Aluminum (“ZA”), the main related party of the Company. During the three months period ended September 30, 2011 and 2010, the transactions were summarized as follows:

Related Party Transactions:

Type of Transactions	Three months ended September 30,
	2011	2010
Sales to ZA	$15,066,781	$5,414,684
Purchase of raw materials from ZA	16,961,151	14,289,918
Purchase of utility from ZA	425,638	199,563
Other purchases from ZA	311,003	174,809
Salaries paid by ZA	191,666	97,991
Cash receipts /(repayments)	(1,663,161)	(15,415,128)
Rental payments to ZA for offices, plants and equipment leasing	15,596	18,529
Repair services provided by ZA	12,677	11,403
Imputed rental expenses for use of offices, plants, and equipment of ZA	47,340	44,995

NOTE 7 – INCOME TAXES

HK

The Company was incorporated in Hong Kong and, under the current Hong Kong Inland Revenue Ordinance; the Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  For the three months ended September 30, 2011 and 2010, no provision for Hong Kong taxes has been made as the Company had no taxable income generated from operations in Hong Kong during the years.

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

As of September 30, 2011 and June 30, 2011, deferred tax assets of $234,670 and $234,452, respectively, were recognized on the undistributed earnings which are subject to withholding tax.

	As of
	September 30, 2011	June 30, 2011
Deferred tax assets
Net operating loss carrying forwards	$-	$-
Fixed assets transferred	234,670	234,452
Total deferred tax assets	234,670	234,452
Valuation allowance	-	-
Net deferred tax assets	$234,670	$234,452

The reconciliation between the U.S. statutory income tax rate and the Company’s effective tax rate is as below:

	Three Months Ended September 30,
	2011	2010
U.S. federal income tax statutory rate	35%	35%
PRC statutory income tax rate (25%) difference	(10%)	(10%)
Non-deductible items for income taxes	-	-
Changes in valuation allowance for DTA	-	(25%)
Effective tax rate	25%	-

NOTE 8 – EARNINGS PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by using the weighted-average number of ordinary shares outstanding and, when dilutive, potential shares from warrants to purchase ordinary shares, using the treasury stock method. For the three months ended September 30, 2011 and 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Description of Business

Overview

Zhengzhou Shenli Aluminum Foil Co., Ltd. or Shenli, or the variable interest entity (“VIE”) was originally formed on February 4, 2008.  We are a manufacturer of aluminum foil products in central China. Demand for our aluminum foil is driven primarily by spending in the consumer products and electrical manufacturing industries. We have benefited from continued improvement of living standards among Chinese consumers and strong growth of aluminum foil usage as the Peoples Republic of China (“PRC”) has rapidly urbanized.

Our principal business is the production of aluminum foil ranging from 0.005mm to 0.08mm in thickness. We operate one aluminum production line, which has an annual capacity of approximately 20,000 MT.  Our products are tailor-made to customers’ individual requirements.  Our company’s products are further processed by downstream manufacturers and incorporated into a wide variety of end products including, among others, home appliances, kitchen supplies, packaging, and specialized construction materials. Our facilities and head office are located in Zhengzhou of Henan Province.

On September 2, 2010, Congfu Li acquired a total of 99,000 shares of AJ Acquisition Corp. V, Inc., from Gregg Jaclin and Richard Anslow, in a private transaction for total consideration of $40,000. After the acquisition, Mr. Li owned 99% of the issued and outstanding stock of the AJ Acquisition Corp. V, Inc.

On November 8, 2010, we completed a reverse acquisition transaction through a share exchange with Lucky Express Limited, a Hong Kong entity established on April 22, 2010, and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Lucky Express in exchange for 10,000,000 shares of our common stock which constituted 99% of our issued and outstanding common stock immediately after the consummation of the reverse acquisition.

As a result of the reverse acquisition, Lucky Express became our wholly-owned subsidiary and the former stockholders of Lucky Express became our controlling stockholders. The share exchange transaction with Lucky Express and the shareholders was treated as a reverse acquisition for accounting and financial reporting purposes, with Lucky Express as the acquirer and us as the acquired party. After the reverse acquisition, we changed our name to China Aluminum Foil, Inc. By virtue of our ownership of Lucky Express, we also own Zhengzhou Shentong Investment Consulting Co., Ltd. (“Shentong Investment”), which is a wholly owned foreign subsidiary of Lucky Express that effectively and substantially controls Shenli, through a series of captive agreements known as variable interest agreements or the VIE agreements with Shentong Investment.

Holding Company Structure

We are a holding company with no material operations of our own. We conduct our operations in China primarily through our wholly owned subsidiary Shentong Investment and Zhengzhou Shenli Aluminum Foil Co., Ltd.. Shenli is controlled by us through a series of contractual arrangements between Shentong Investment and Shenli and Zhengzhou Aluminum Co., Ltd., the sole shareholder of Shenli. .

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

Pursuant to the contractual arrangements between Shentong Investment, Shenli and Zhengzhou Aluminum Co., Ltd., Shenli’s earnings and cash are used to pay consulting service fees in Chinese currency Renminbi (“RMB”) to Shentong Investment in the manner and amount set forth in these agreements. After deducting the withholding taxes applicable to Shentong Investment‘s revenue and earnings, making appropriations for its statutory reserve requirement and retaining any profits from accumulated profits, the remaining net profits of Shentong Investment would be available for distribution to its sole shareholder, Lucky Express (China) Ltd. and from Lucky Express to us.

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

Critical Accounting Policies

The consolidated financial statements include the financial statements of our company, its wholly owned subsidiaries and its VIE, Shenli. All significant inter-company transactions and balances have been eliminated in consolidation.

Through the contractual arrangements, our company’s wholly owned subsidiary, Shentong Investment, controls the critical and significant transactions of Shenli, including its operating activities, investing activities, financing activities and equity changes and is deemed the primary beneficiary of the VIE - Shenli. Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for the three months periods ended September 30, 2011 and 2010. Our company does not control Zhengzhou Aluminum Co., Ltd. either by equity interest or through any contractual arrangements, therefore the financial statements of Zhengzhou Aluminum Co., Ltd. is not included in our company’s consolidated financial statements.

Basis of Preparation

The accompanying consolidated financial statements reflect the financial positions, results of operations and cash flows of our company and all of its wholly owned subsidiary and its VIE as of September 30, 2011 and June 30, 2011, and for the three months periods ended September 30, 2011 and 2010, and have been prepared in accordance with U.S. Generally Accepted Accounting Principles or US GAAP.

Basis of Consolidation

The consolidated financial statements include the financial statements of our company, its wholly owned subsidiaries and its VIE - Shenli. All significant inter-company transactions and balances have been eliminated in consolidation.

Because of the contractual arrangements, which assigned all of Shenli’s equity owners’ rights and obligations to Shentong Investment, resulting in the equity owners lacking the ability to make decisions that have a significant effect on Shenli’s operations and because of Shentong Investment’s ability to extract profits from the operation of Shenli and assume Shenli’s residual benefits, Shentong Investment becomes the primary beneficiary of Shenli. Accordingly, the results of Shenli have been included in the accompanying consolidated financial statements for the three months periods ended September 30, 2011 and 2010.

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

•
Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value. It is management’s opinion that as of September 30, 2011 and June 30, 2011, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles at respective balance sheet dates.

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

Results of Operations

Comparison of the operation results for the three months period ended September 30, 2011 with the operation results for the three months period ended September 30, 2010.

The following table sets forth key components of our results of operations during the three months periods ended September 30, 2011 and 2010, both in dollars and as a percentage of the sales revenue:

	Three months ended September 30,				Three months change analysis
	2011	%	2010	%	Amount	%
Sales revenue	$28,044,835	100%	$17,024,602	100%	$11,020,233	65%
Cost of revenue	26,233,833	94%	16,517,173	97%	9,716,660	59%
Total operating expenses	140,112	0%	90,494	1%	49,618	55%
Net income	$1,261,397	4%	$416,104	2%	$845,293	203%

Sales Revenue

During the three months ended September 30, 2011, revenue increased 65% as compared to the same period ended September 30, 2010. The increase was primarily driven by increase in sales volume of aluminum foil, which was the result of our increased aluminum foil manufacturing capacity. In August 2011, our leased aluminum production line was put into operation. The production line has a manufacturing capacity of 15,000MT per year. With this increased manufacturing capacity, we have been able to meet more market demand and hence have generated more revenue during the period.

Cost of Revenue

Cost of revenue increased 59% over the three months ended September 30, 2011 as compared to the same period in year 2010. The increase for the period was mainly attributable to increase in purchase volume for raw materials as the result of increased sales volume. In addition, the fixed components of cost of revenue per unit were further reduced by the increased sales volume.

	Three months ended September 30,		Three months change analysis
	2011	2010	Amount	%
Selling expenses	$36,322	$34,018	2,304	7%
General and administrative expenses	103,790	56,476	47,314	84%
Total operating expenses	$140,112	$90,494	49,618	55%

Selling Expenses

Selling expenses consist primarily of salaries, delivery expenses and other selling related expenses. Our selling expenses did not incur significant increases during the three months ended September 30, 2011 as compared with the three months ended September 30, 2010. The seeming consistency was due to the reduced travelling expenses compensating increased salaries.

General and Administrative Expenses

Our general and administrative expenses increased by $47,314, or 84%, during the three months ended September 30, 2011 as compared with the three months ended September 30, 2010. The increase was mainly due to the occurrence of professional service expenses related to our stock market listing process.

Net Income

In the three months ended September 30, 2011, we generated net income of $1,261,397 as compared with $416,104 in the same period of 2010. This increase was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

We have financed our operations primarily through cash provided by operating activities. Our current cash and cash equivalents primarily consist of cash on hand and demand deposits, which are unrestricted as to withdrawal and use and are deposited with banks in China.

Our anticipated short-term and long-term liquidity requirements primarily include working capital for funding our ongoing operations. We plan to fund our future liquidity requirements from cash provided by operating activities. We currently anticipate that we will be able to meet our working capital needs with cash provided by operating activities and existing cash balances for the foreseeable future.

As of September 30, 2011, we had cash and cash equivalents of $2,022,782, consisting primarily of cash on hand and demand deposits.

The following table provides detailed information about our net cash flows for the three months ended September 30, 2011 and September 30, 2010:

	For the three months ended September 30
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$(499,763)	$445,953
Net Cash Provided By Investing Activities	824,528	161,648
Net Cash Provided By Financing Activities	-	-
Effect of Exchange Rate Changes	100,306	49,311
Increase In Cash During The Period	$425,071	$656,912

Operating Activities

For the three months period ended September 30, 2011, the net cash of $499,763 used in operating activities was primarily due to the net income of $1,261,397 adjusted for the add-back of non-cash items of depreciation of $147,900. In addition, changes in operating assets and liabilities such as an increase in accounts receivable of $694,184, an increase in advance to suppliers of $437,360, an increase in inventories of $2,999,500, and an increase in related party payable of $ 2,373,562, also affected our operating cash flows.

The increases in accounts receivable, advance to suppliers and inventories were in line with our overall revenue growth during the three months period ended September 30, 2011. The overall revenue growth also led to our increased trading activities with Zhengzhou Aluminum and hence our increased related party payable.

 Investing Activities

During the three months period ended September 30, 2011, we received net cash of $824,528 from investing activities. This was the result of the cash received from payment collections on notes receivable, cash paid on purchase of property, plant and equipment and cash receipts from return of short term investment on its maturity.

 Financing Activities

During the three months period ended September 30, 2011, we didn’t incur any financing activities.

Off -Balance Sheet Arrangement

We do not have any significant off-balance sheet arrangements; consequently, no such arrangements are likely to have a current or future effect on our financial positions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of September 30, 2011:

	Payment Due by Period
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(RMB)
Operating lease obligations	59,010	59,010	-	-	-

The operating lease obligation is related to the renting of offices, plants and equipment from our related party, Zhengzhou Aluminum. However, the lease payment commitments under the leasing agreement do not necessarily translate into future cash pressure for the Company due to the affiliation nature of the relationship between the Company and Zhengzhou Aluminum.

As of September 30, 2011, we have no other contractual obligations and commitments with any third party.

Impact of Inflation

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including our Chairman, Congfu Li, and our Chief Executive Officer, President and our Chief Financial Officer, Chuanhong Xie, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our management concluded that the material weakness in our disclosure controls and procedures, lack of sufficient accounting personnel with appropriate understanding of U.S. GAAP and SEC reporting requirements still exists.

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

As a result of the material weakness described above, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed & Reserved]

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with Lucky Express dated November 8, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	(i) Articles of Incorporation of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference from our Form 8-K, filed on November 10, 2010)
3.2	(i) Articles of Merger filed with the Nevada Secretary of State on November 1, 2010 (incorporated by reference from our Form 8-K, filed on November 10, 2010)
3.3	(ii) Bylaws of China Aluminum Foil, Inc. (formerly AJ Acquisition V, Inc.) (incorporated by reference from our Form 8-K, filed on November 10, 2010)
(10)	Material Contracts
10.1	Consultation Agreement between Shentong Investments and Shensheng dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.2	Operating Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.3	Share Pledge Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.4	Option Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.5	Proxy Agreement between Shentong Investment, Shensheng, and the Shensheng Shareholder dated August 12, 2010 (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.6	Trademark License Agreement (incorporated by reference from our Form 8-K filed on November 10, 2010)
10.7	Patent License Agreement (incorporated by reference from our Form 8-K filed on November 10, 2010)
(21)	Subsidiaries of Registrant
21.1	Lucky Express (China) Ltd. – wholly owned Zhengzhou Shentong Investment Consulting Co., Ltd. – wholly owned
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ALUMINUM FOIL, INC.
Date: November 14, 2011	/s/ Chuanhong Xie
Chuanhong Xie
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)